Form 10-Q
period 1996-09-30
ACT MANUFACTURING INC
filed 1996-11-14
CIK 937971

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                   __________

                                   FORM 10-Q

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

                                       or

         (   ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
            For the Transition Period From __________ To __________

                        Commission File Number:  0-25560

                            ACT Manufacturing, Inc.
                            -----------------------
             (Exact name of registrant as specified in its charter)

       Massachusetts                          04-2777507
       -------------                          ----------
   (State or other jurisdiction of           (IRS Employer ID NO.)
   incorporation or organization)

      108 Forest Avenue
    Hudson, Massachusetts                         01749
    ---------------------                         -----
     (Address of principal                      (Zip Code)
     executive offices)

Registrant's telephone number, including area code:  (508) 562-1200
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes  X                    No
                    ---                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock                                       8,800,000 Shares
------------                                 ----------------------
   (Class)                                (Outstanding on November 8, 1996)

                            ACT Manufacturing, Inc.

                               INDEX TO FORM 10-Q

                                                                     Page No.
                                                                     --------
PART I.  FINANCIAL INFORMATION

ITEM 1 - Financial Statements:
------------------------------

Condensed Consolidated Statements of Income for the three and nine months ended September 30, 1996 and September 30, 1995.

Condensed Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995.

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and September 30, 1995.

Notes to Condensed Consolidated Financial Statements.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------


PART II.  OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

Signatures

Exhibit Index

Exhibit 10.1

Exhibit 10.2

Exhibit 10.3

Exhibit 10.4

Exhibit 10.5

Exhibit 10.6

Exhibit 11

Exhibit 27

                            ACT MANUFACTURING, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (in thousands, except share data)
                                  (unaudited)

                                            Three Months Ended September 30:
                                            --------------------------------
                                                   1996             1995
                                             ---------------  ---------------

Net Sales                                      $   63,893      $   25,339
Cost of goods sold                                 55,785          22,874
                                               ----------      ----------
   Gross profit                                     8,108           2,465

Selling, general and administrative expenses        2,719           1,781
                                               ----------      ----------
Operating income                                    5,389             684

Interest and other (income) expense, net              443             (74)
                                               ----------      ----------

Income before provision for income taxes            4,946             758

Provision for income taxes                          1,979             306
                                               ----------      ----------
Net income                                     $    2,967      $      452
                                               ==========      ==========
Net income per common share                    $      .33      $      .05
                                               ----------      ----------
Weighted average shares outstanding             9,043,743       8,979,498
                                               ----------      ----------


                                             Nine Months Ended September 30:
                                             -------------------------------

                                                   1996             1995
                                               ----------      ----------

Net Sales                                      $  156,563      $   85,478
Cost of goods sold                                137,159          74,443
                                               ----------      ----------
   Gross profit                                    19,404          11,035

Selling, general and administrative expenses        7,185           4,885
                                               ----------      ----------
Operating income                                   12,219           6,150

Interest and other (income) expense, net              815             114
                                               ----------      ----------

Income before provision for income taxes           11,404           6,036

Provision for income taxes                          4,562           1,366
                                               ----------      ----------
Net income                                     $    6,842      $    4,670
                                               ==========      ==========

                                                               PRO FORMA
                                                                (Note 3)

Income before provision for income taxes       $   11,404      $    6,036

Provision for income taxes                     $    4,562      $    2,438
                                               ----------      ----------
Net income                                     $    6,842      $    3,598
                                               ==========      ==========
Net income per common share                    $      .76      $      .45
                                               ----------      ----------
Weighted average shares outstanding             9,011,100       7,971,507
                                               ----------      ----------


  The accompanying notes are an integral part of these financial statements.

                            ACT MANUFACTURING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (Unaudited)




                                         September 30, 1996  December 31, 1995
                                         ------------------  -----------------
          ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                       $  5,889            $ 7,097
   Accounts receivable, net                          37,544             19,585
   Inventory                                         51,172             30,387
   Deferred taxes                                       490                505
   Prepaid expenses and other assets                    616                265
                                                   --------            -------
       Total current assets                          95,711             57,839
                                                   --------            -------
PROPERTY AND EQUIPMENT - Net                          3,733              2,696
OTHER ASSETS                                            667                560
                                                   --------            -------
       TOTAL                                       $100,111            $61,095
                                                   ========            =======



          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt               $     71            $    71
   Accounts payable                                  22,886             20,488
   Accrued expenses                                   5,243              2,210
                                                   --------            -------
       Total current liabilities                     28,200             22,769
                                                   --------            -------
LONG-TERM DEBT - Less current portion                29,091              2,638
                                                   --------            -------
STOCKHOLDERS' EQUITY
   Common stock                                          88                 87
   Additional paid-in capital                        32,203             31,914
                                                                       -------
   Retained earnings                                 10,529              3,687
                                                   --------            -------
       Total stockholders' equity                    42,820             35,688
                                                   --------            -------
       TOTAL                                       $100,111            $61,095
                                                   ========            =======

  The accompanying notes are an integral part of these financial statements.


                          ACT MANUFACTURING, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (unaudited)

                                                 Nine Months Ended September 30:
                                                 -------------------------------
                                                         1996         1995
                                                       --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income......................................... $  6,842      4,670
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
       Deferred taxes................................       15       (348)
       Depreciation and amortization.................      757        580
       Increase (decrease) in cash from:
         Accounts receivable - trade.................  (17,959)    (2,454)
         Inventory...................................  (20,785)    (5,745)
         Prepaid expenses and other assets...........     (351)       133
         Accounts payable............................    2,398      4,722
         Accrued expenses............................    3,033        794
                                                      --------   --------
Total adjustments....................................  (32,892)    (2,318)
                                                      --------   --------
Net cash provided by (used for) operating activities.  (26,050)     2,352
                                                      --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property and equipment.........   (1,794)    (1,906)
       (Increase) decrease in other assets...........     (107)       149
       Purchase of marketable securities.............        -     (5,963)
                                                      --------   --------
Net cash used for investing activities...............   (1,901)    (7,720)
                                                      --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings under line-of credit agreements....  107,521     32,239
       Repayments under line-of-credit agreements....  (80,978)   (42,035)
       Repayments of long-term debt..................      (90)      (469)
       S Corporation distributions paid..............        -    (11,425)
       Net proceeds from sale of stock...............      290     31,700
                                                      --------   --------
Net cash provided by financing activities............   26,743     10,010
                                                      --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.   (1,208)     4,642

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.........    7,097        191
                                                      --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD............. $  5,889   $  4,833
                                                      ========   ========

  The accompanying notes are an integral part of these financial statements.

                            ACT MANUFACTURING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. The unaudited interim condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management are of a normal recurring nature, necessary to fairly state the Company's financial position, cash flows and the results of operations for the periods presented and have been prepared on a basis substantially consistent with the audited financial statements.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ending December 31, 1995 filed with the Securities and Exchange Commission.

2.  Inventory consisted of the following at:

(in thousands)     September 30, 1996  December 31, 1995
                   ------------------  -----------------

Raw material                  $33,992            $22,602
Work in process                16,873              7,693
Finished goods                    307                 92
                              -------            -------

TOTAL                         $51,172            $30,387
                              =======            =======


3. The pro forma adjustments reflect what the effects on historical net income would have been if the Company had not elected to be taxed as a Subchapter S Corporation for part of 1995. The adjustments include a provision for state and federal income taxes at an effective rate of approximately 40%, as if the
Company were subject to such taxes.   In connection with its initial public
offering, the Company terminated its status as an S Corporation on March 29, 1995.

Net income per share is based on the weighted average number of common and dilutive common equivalent shares (common stock options) outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive, except in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying financial statements for the periods specified and the associated notes. Further reference should be made to the Company's Annual Report on Form 10-K for the year ending December 31, 1995.

Overview
--------

The Company provides value-added, turnkey contract manufacturing services for emerging and major Original Equipment Manufacturers ("OEM's") in the commercial electronics industry. The Company's manufacturing services include complex printed circuit board ("PCB") assemblies, mechanical and molded cable and harness assemblies, electromechanical sub-assemblies and total system assembly and integration. As an integral part of its service to OEM customers, the Company provides advanced manufacturing and test engineering and materials management across the full range of the Company's assembly services.

The Company's principal manufacturing facilities are located in four leased facilities in Massachusetts containing an aggregate of 204,000 square feet.

As of September 30, 1996, the Company had 730 employees, including 672 in manufacturing and related activities and 58 in sales, marketing and administrative services.

Three Months Ended September 30, 1996 and 1995
----------------------------------------------

Net sales increased 152% to $63.9 million for the three months ended September 30, 1996 from $25.3 million for the same period in 1995. This increase was attributable principally to increased PCB assembly sales to new and existing customers in 1996.

Gross profit increased by $5.6 million, to $8.1 million for the three months ended September 30, 1996 compared to $2.5 million for the same period in 1995. Gross margin increased to 12.7% for the three months ended September 30, 1996 from 9.7% for the same period in 1995 due primarily to increased absorption of manufacturing overhead associated with the Company's PCB assembly operation.

Selling, general and administrative expenses increased 53% to $2.7 million, or 4.3% of net sales for the three months ended September 30, 1996 compared to $1.8 million, or 7.0% of net sales for the three months ended September 30, 1995. This decrease as a percentage of net sales reflects the results of the continued growth in the Company's business which allowed for higher absorption of fixed costs. The increase in dollars reflects investment in the Company's Sales, Marketing and Program Management functions, as well as the Information Systems and Human Resources groups needed to support the Company's growth.

Operating income increased to $5.4 million, or 8.4% of net sales for the three months ended September 30, 1996 compared to $0.7 million, or 2.7% of net sales for the three months ended September 30, 1995 as a result of the above factors.

Interest and other expense, net was $443,000 for the three months ended September 30, 1996 compared to ($74,000) for the three months ended September 30, 1995. Interest and other expenses consisted principally of fees and interest payable to the Company's bank lenders. Interest income consists of the proceeds from the investment of the Company's cash and cash equivalents and marketable securities. The change resulted from borrowings on the Company's line of credit used to finance working capital growth.

Nine Months Ended September 30, 1996 and 1995
---------------------------------------------

Net sales for the nine months ended September 30, 1996 increased 83% to $156.6 million from $85.5 million for the same period in 1995. This increase was attributable principally to increased PCB assembly sales to new and existing customers in 1996.

Gross margin decreased to 12.4% for the nine months ended September 30, 1996 from 12.9% for the same period in 1995 as a result of a shift in the Company's sales mix toward PCB assemblies.

Selling, general and administrative expenses decreased as a percentage of sales from 5.7% in 1995 to 4.6% in 1996. This decrease as a percentage of net sales reflects the results of the continued growth in the Company's business which allowed for higher absorption of fixed costs. The increase in dollars reflects investment in the Company's Sales, Marketing and Program Management functions, as well as the Information Systems and Human Resources groups needed to support the Company's growth.

Interest and other expense increased to $815,000 in 1996 from $114,000 in 1995 as a result of additional borrowings on the Company's line of credit.

Liquidity and Capital Resources
-------------------------------

Traditionally, the Company has financed its growth and operations through earnings and borrowings. The Company has experienced a significant increase in working capital as the business has grown. At September 30, 1996, the Company had working capital of $67.5 million compared to $35.1 million at December 31, 1995. The net increase was due to the growth in accounts receivable and inventories associated with an increase in sales offset by growth in accounts payable. The change in accounts receivable and inventory balances reflects increased sales and shifts in product shipments required to meet customer demand.

The Company has recently increased its revolving credit facility from $ 28.0 million to $32.0 million. As of September 30, 1996, there was $28.9 outstanding under the available credit facility. The Company anticipates that its cash requirements for at least the next twelve months will be satisfied by cash flows from operations and the use of the Company's existing bank credit and equipment lease facilities.

PART II.  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

     10.1 Letter Agreement dated June 1996 by and among The First National Bank of Boston, State Street Bank and Trust Company, Citizen's Bank of Massachusetts and ACT Manufacturing, Inc.

     10.2 Revolving Credit Note dated December 16, 1994, as amended and restated, by ACT Manufacturing, Inc. in favor of The First National Bank of Boston.

     10.3 Third Amendment dated July 1, 1996 to the Amended and Restated Loan and Security Agreement by and among The First National Bank of Boston, State Street Bank and Trust Company, Citizen's Bank of Massachusetts and ACT Manufacturing, Inc.

     10.4 Fourth Amendment dated August 16, 1996 to the Amended and Restated Loan and Security Agreement by and among The First National Bank of Boston, State Street Bank and Trust Company, Citizen's Bank of Massachusetts and ACT Manufacturing, Inc.

     10.5 Fifth Amendment dated October 1, 1996 to the Amended and Restated Loan and Security Agreement by and among The First National Bank of Boston, State Street Bank and Trust Company, Citizen's Bank of Massachusetts and ACT Manufacturing, Inc.

     10.6 Split-Dollar Life Insurance Agreement dated September 5, 1996 by and between the John A. Pino and Janet M. Pino Family Maintenance Trust and ACT Manufacturing, Inc.

     11    Weighted Shares Used in Computation of Earnings per Share.

     27    Financial Data Schedule

(b)  Reports on Form 8-K:

     The registrant did not file any reports on From 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ACT MANUFACTURING, INC.



November 12, 1996             /s/ John A. Pino
                              ----------------
                              John A. Pino
                              President and Chief Executive Officer
                              (Principal Executive Officer)


November 12, 1996             /s/ Douglass C. Greenlaw
                              ------------------------
                              Douglass C. Greenlaw
                              Vice President of Finance and
                              Administration and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                                                           Page No.
-----------                                                           --------

  10.1         Letter Agreement dated June 1996 by and among The
               First National Bank of Boston, State Street Bank and
               Trust Company, Citizen's Bank of Massachusetts and
               ACT Manufacturing, Inc.

  10.2 Revolving Credit Note dated December 16, 1994, as amended and restated, by ACT Manufacturing, Inc. in favor of The First National Bank of Boston.

  10.3         Third Amendment dated July 1, 1996 to the Amended and
               Restated Loan and Security Agreement by and among The
               First National Bank of Boston, State Street Bank and
               Trust Company, Citizen's Bank of Massachusetts and ACT
               Manufacturing, Inc.

  10.4 Fourth Amendment dated August 16, 1996 to the Amended and Restated Loan and Security Agreement by and among The First National Bank of Boston, State Street Bank and Trust Company, Citizen's Bank of Massachusetts and
               ACT Manufacturing, Inc.

  10.5 Fifth Amendment dated October 1, 1996 to the Amended and Restated Loan and Security Agreement by and among The First National Bank of Boston, State Street Bank and Trust Company, Citizen's Bank of Massachusetts and
               ACT Manufacturing, Inc.

  10.6 Split-Dollar Life Insurance Agreement dated September 5, 1996 by and between the John A. Pino and Janet M. Pino Family
               Maintenance Trust and ACT Manufacturing, Inc.

  11           Weighted Shares Used in Computation of Earnings per Share

  27           Financial Data Schedule
