Form 10-K
period 1996-12-31
ACT MANUFACTURING INC
filed 1997-03-31
CIK 937971

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  ___________________________________________

                                   FORM 10-K
(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
       For The Fiscal Year Ended:  December 31, 1996

                                       or
[   ]  Transition Report Pursuant to Section 13 or 15(d) of The Securities
       Exchange Act of 1934.
       For the transition period from           to

                        Commission File Number: 0-25560
                      ____________________________________

                            ACT MANUFACTURING, INC.
             (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                                     04-2777507
          -------------                                     ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

         108 FOREST AVENUE
       HUDSON, MASSACHUSETTS                                  01749
       ---------------------                                  -----
(Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code: (508) 562-1200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this
Form 10-K. [    ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 25, 1997 (based on the closing sale price as quoted by The Nasdaq National Market as of such date) was $73,456,021.

As of March 25, 1997, 8,818,000 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive proxy statement for the annual meeting of stockholders to be held on or about May 14, 1997 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.


================================================================================

                                     PART I


 ITEM 1.  BUSINESS
          ---------


         ACT Manufacturing, Inc. (the "Company" or "ACT") provides value-added, turnkey contract manufacturing services for emerging and major original equipment manufacturers ("OEMs") in the commercial electronics industry. The Company supplies OEMs with electronic interconnection assemblies, including complex printed circuit board ("PCB") assemblies primarily utilizing advanced surface mount technology ("SMT"), mechanical and molded cable and harness assemblies, electro-mechanical sub-assemblies, and total system assembly and integration. OEMs use the Company's assemblies in a wide range of applications including local and wide area computer networking systems, computer workstations and systems, mass data storage systems, telecommunications, and medical and industrial control equipment. The Company delivers advanced manufacturing and test engineering and responsive materials management together with technologically-advanced, flexible and service-oriented manufacturing for the complex, leading-edge products of its OEM customers throughout the full product lifecycle.

         The Company was incorporated in Massachusetts in 1982 under the name of Advanced Cable Technologies, Inc. In December 1994, Automated Component Technologies, Inc., a related company with common ownership, was merged into the Company and the Company changed its name to ACT Manufacturing, Inc. The Company's principal executive offices are located at 108 Forest Avenue, Hudson, Massachusetts 01749, and its telephone number is (508) 562-1200.


 ELECTRONIC CONTRACT MANUFACTURING INDUSTRY

         The electronic contract manufacturing market was created in the 1960's primarily to provide OEMs with additional manufacturing capacity during peak production times when in-house manufacturing capabilities could not meet production needs. Contract manufacturers typically were employed on a consignment basis to provide assembly services only, while the OEM provided the circuit and production designs, procured all components and performed final product testing. Since the early 1980's, OEMs have increasingly relied on turnkey contract manufacturers, in which the manufacturer directly sources all or a substantial portion of the components necessary for product assembly.
 OEMs are motivated to use turnkey contract manufacturers due to the increased capital necessary to acquire modern, highly-automated manufacturing equipment, the greater need for more sophisticated manufacturing processes, the OEMs' incentive to reduce its component inventory, and the improved purchasing power,
 labor efficiency and overall cost benefits of contract manufacturers.   The
 Company believes that many OEMs now view contract manufacturers as an integral part of their manufacturing strategy rather than temporary manufacturing sources during periods of peak production. More recently, OEMs have looked increasingly toward turnkey contract manufacturers to provide an even broader scope of value-added services, such as manufacturing engineering, just-in-time component and finished product inventory management and various product assembly and test services. This has enabled OEMs to focus their efforts, capital and personnel resources on their core competencies such as product research and development, marketing, sales and customer support.

         The acceptance by OEMs of surface mount technology over pin-through-hole ("PTH") printed circuit board interconnection in the late 1980's has been a key element in the increased reliance by OEMs on contract manufacturers who have expertise and manufacturing capacity in advanced technology. PTH assembly involves inserting electronic components, such as integrated circuits, with pins or leads through pre-drilled holes in a printed circuit board and soldering the pins to the electrical circuits. PTH technology allows circuits to be placed only on one side of the circuit board. SMT technology, an advanced interconnection technology, was developed in response to the growing need for electronic devices to contain greater numbers of components with increasing functional density and interconnections. SMT is a largely automated process that involves placing the semiconductor components directly on the surface of both sides of a printed circuit board, thus providing benefits of reduced size, enhanced signal speed and lower cost of assembly and testing resulting from less manual labor than is required for the PTH process. SMT requires substantial capital investment in expensive, highly-automated production equipment and significant engineering expertise which generally can only be supported by high utilization of this equipment.

         Until the late 1970's, cable and harness assembly manufacturing followed the prevailing OEM vertical integration strategy wherein substantially all manufacturing was performed in-house. At that time, the outsourcing market for cable and harness assemblies began to gain favor as OEMs realized the benefits of external versus internal manufacturing. The ability of the contract cable and harness assemblers to provide low cost assembly as a result of their lower production and overhead costs and to produce high quality products resulted in early market acceptance. Continued growth of the outsourced cable and harness assembly market resulted in lower cable and connector costs as the contract manufacturers' purchasing power grew. Today, OEMs continue to realize the benefits of low cost and high quality manufacturing and further benefit from manufacturing engineering services and advanced technology offered by contract manufacturers.

         The market for contract manufacturing services continues to expand as OEMs begin to utilize the total system assembly and integration capabilities of contract manufacturers. The production of electro-mechanical sub-assemblies and development of test and product configuration capabilities will continue to expand as contract manufacturers broaden their service offerings to the OEM customer.

         In today's environment of rapid technological change and high competition, these OEMs are faced with increasingly shorter product life-cycles and have a greater need to reduce the time it takes to bring a product to market. OEMs also face increasing difficulties in planning, procuring and managing their inventories efficiently, due to frequent design changes, short product life-cycles, large investments in electronic components, component price fluctuations, and the need to achieve economies of scale in materials procurement. The OEMs' commercial electronics applications often include high software functionality and value, causing many OEMs to focus their internal resources primarily on software engineering. Due to the nature of their businesses, many OEMs routinely make hardware and software upgrades to their products to remain competitive in their product offerings and to enhance product functionality and quality. In response to these pressures, this segment of the OEM market requires a highly service-oriented and interactive relationship between the OEM and its contract manufacturer in order to realize the time-to-market, product cost savings, quality control and responsive production and inventory requirements of these OEMs.


 BUSINESS STRATEGY

         The Company's strategy is to identify and develop strong, long-term alliances with high-growth and market-leading OEMs of complex, leading-edge products which require flexible, value-added manufacturing services. The Company has invested in the capabilities to apply technologically-advanced manufacturing and related services for the shorter and moderate-volume production runs that are typically required in the OEM's rapidly changing markets. The Company's goal is to provide its OEM partners with service-oriented manufacturing solutions from the design phase through product maturity and across product generations in order to attract the high-value, commercial product manufacturing business of these OEMs.

 SERVICES PROVIDED BY THE COMPANY

      The Company provides value-added, turnkey manufacturing services, including advanced manufacturing and test engineering, materials management, and manufacturing of electronic assemblies, including complex PCB assemblies, cable and harness assemblies, electro-mechanical sub-assemblies, and total system assembly and integration.

    MANUFACTURING OF ELECTRONIC ASSEMBLIES
    --------------------------------------

      ACT offers manufacturing capabilities for PCB assemblies, cable and harness assemblies, electro-mechanical sub-assemblies and total system assembly and integration.

      Printed Circuit Board Assemblies
      --------------------------------

      The Company's PCB assembly operations are oriented toward advanced technology SMT applications. At the beginning of 1996, the Company added a fifth Fuji SMT line. The Company also continues to support PTH technology and related semi-automated and manual placement processes for existing and new applications which require these technologies. ACT's manufacturing process is supported by state-of-the-art, high-speed placement systems, screen printers, epoxy dispensers, wave solderers, reflow and cleaning systems and a highly-trained and experienced engineering and manufacturing workforce. ACT utilizes environmentally clean, water-soluble and no-clean process technology which the Company believes meets or exceeds all applicable environmental regulations.

      ACT also provides testing services for substantially all completed PCB assemblies in connection with the manufacturing process. In-circuit tests verify that the components have been inserted properly and meet certain functional standards and that the electrical circuits have been completed properly. These tests are performed on industry standard testing equipment using proprietary software developed either by the customer or the Company's test engineers. In addition, using specialized testing equipment designed and provided by the customer, the Company performs customized functional tests designed to ensure that the PCB assembly will perform its intended functions. Since defective components normally fail after a relatively short period of use, normal process parameters require that certain PCB assemblies be subjected to controlled environmental stresses, typically thermal or electrical stresses.

      Cable and Harness Assemblies
      ----------------------------

      ACT offers a wide range of custom manufactured cable and harness assemblies for molded and mechanical applications. These assemblies include ribbon, multiconductor, co-axial and fiber optic cable assemblies and discrete wire harness assemblies. The Company uses advanced and diverse manufacturing processes, in-line inspection and test and dedicated work cells to minimize work in process time and focus on process efficiencies and quality. The cable and harness assembly process is accomplished using both automated and semi-automated preparation and insertion equipment and manual assembly techniques. ACT tests substantially all of its cable and harness assemblies using automated test equipment.

      Electro-Mechanical Sub-Assemblies and Total System Assembly and
      ---------------------------------------------------------------
 Integration
 -----------

      In response to the needs of its OEM customers, ACT offers products which integrate its PCB and cable and harness assembly technologies into higher level sub-assemblies and total system assembly and integration ("box build"). These products utilize the full range of the Company's service offerings. With the addition in February 1996 of its Mansfield, Massachusetts manufacturing facility, the Company has enhanced its service capabilities. This facility offers full integration and test capability and repair capability, as well as traditional PCB assembly capabilities

    ADVANCED MANUFACTURING AND TEST ENGINEERING
    -------------------------------------------

      The Company provides its OEM partners with advanced manufacturing and test engineering services during the design and implementation of new and upgraded products, as well as throughout the manufacturing process. The Company's engineering services are designed to ensure that OEM products are rapidly brought to market and meet the market's expectation for quality.

      The Company's advanced manufacturing engineers work closely with an OEM's product designers at the early design stage in order to optimize the hardware design in terms of manufacturability, testability, and product reliability. The Company's advanced manufacturing engineers also participate in the OEM's parts selection and materials utilization decisions at the design stage in order to mitigate component availability issues which might arise during the manufacturing cycle. The Company's engineers evaluate the ongoing manufacturing process and recommend improvements to reduce manufacturing costs or lead times, or to increase the quality of finished assemblies.

    MATERIALS MANAGEMENT
    --------------------

      The Company is primarily a turnkey manufacturer, meaning the Company directly sources all or a substantial portion of the components necessary for its product assemblies. The Company procures components from a select group of vendors which meet ACT's standards for timely delivery, high quality and cost effectiveness. To help control inventory investment, components are generally ordered when the Company has a purchase order or commitment from a customer to
 purchase the completed assemblies.   Material planning and procurement is
 accomplished by the use of a state-of-the-art Materials Requirements Planning
 (MRP) system. Communication with vendors is enhanced with the use of Electronic Data Interchange (EDI) systems. Additionally, ACT uses just-in-time inventory management techniques and manages its material pipelines and vendor base in order to enable the Company's customers to increase or decrease volume requirements within established frameworks.


 MANUFACTURING PROCESS

      The manufacturing process begins with the development of a complete set of process documents. An inspection, test and quality control plan is established to ensure quality while a material acquisition plan is developed to ensure availability of supply and the timely delivery of components to the manufacturing process. The Company analyzes each customer's materials specifications to identify the suppliers from whom to purchase the materials. The Company then plans and executes purchase orders and receives, inspects and warehouses components, expedites critical components and delivers a complete set of components to the production floor for assembly in sufficient time to meet customer requirements. Labor efficiency and quality information is continuously gathered and analyzed from the manufacturing processes to ensure that quality and time of delivery objectives are met. In certain cases, the Company creates customized tooling and processes for individual customer products which advantageously positions the Company to supply upgrades and next generation products.

      The Company employs just-in-time manufacturing, statistical process control and total quality management during the manufacturing process. Just-in-time manufacturing is a production technique which minimizes work-in-process inventory and manufacturing cycle time while enabling the Company to deliver products to customers in the quantities and within the time frame required. Statistical process control is a set of analytical and problem-solving techniques based on statistics and process capability measurements, through which the Company can track process inputs and resulting quality and determine whether a process is operating within specified limits. In order to effectively utilize labor, manufacturing equipment, and associated overhead, shop floor control and process routing techniques are utilized. Total quality management is a management philosophy which seeks to impart high levels of quality in every operation of the Company and is accomplished by the setting of quality objectives for every operation, tracking performance against those objectives, and identifying work flow and policy changes required to achieve higher quality levels, all supported by the commitment of executive management to initiate changes required to deliver higher quality. In November 1996, the Company's manufacturing facilities and associated systems were recertified under ISO 9002 by TUV America, an internationally recognized standards organization.

      Responsiveness to customers, particularly as to engineering changes once manufacturing has commenced, is an important component of the Company's flexible manufacturing approach. Many products manufactured by the Company are in the early stages of their product life cycle and therefore may have many design or engineering changes. Upon receiving an engineering change notice, the Company identifies and manages the impact on the production process, current inventory and open purchase orders. The Company maintains regular contact with its customers to assure adequate information exchange, document control and activities coordination necessary to support a high level of quality and on-time delivery.

      The Company has made significant investments in advanced manufacturing technology, including computer-aided manufacturing and test equipment, process technology, information processing technology, and enhanced SMT capabilities such as ball-grid array.

 CUSTOMERS, MARKETING AND SALES
 ------------------------------

      The Company serves a wide range of businesses from emerging growth companies to multinational corporations in a wide variety of markets including local and wide area computer networking systems, computer workstations and systems, mass data storage systems, telecommunications, and medical and industrial control equipment. The Company's principal sources of new business originate from expansion in the volume and scope of services provided to existing customers, referrals from existing customers and suppliers, direct sales through senior management and a direct sales organization, and sales obtained by selected independent sales representative firms principally in the Eastern U.S. and Canada.

      In many cases, the Company's OEM customers utilize more than one contract manufacturer across their product lines. The Company's goal is to be the primary contract manufacturer for its OEM customers, and to attract the OEMs' high-value, leading-edge products. The Company believes that its close interaction with the design engineering personnel of its customers at the product development stage, together with the Company's established materials pipeline and prototype production experience, enables the Company to participate in its customers' new product offerings. The Company assigns each customer a program manager whose responsibilities, as the primary contact into the Company, include the development of the manufacturing relationship and the assignment of Company resources to meet customer requirements.

      The Company continues to focus on expanding and diversifying its customer base to reduce dependence on any individual customer or industry segment, and ACT is targeting emerging OEMs in high-growth industry segments. Turnkey contract manufacturers generally face a long sales cycle and must perform satisfactorily on a limited number of any OEM's assembly orders prior to capturing significant orders from that OEM.

      Cascade Communications, Inc. ("Cascade Communications"), 3Com Corporation ("3Com"), Motorola Corporation ("Motorola") and Bay Networks Corporation ("Bay Networks") accounted for 20%, 17%, 13% and 13%, respectively, of the Company's net sales for 1996. 3Com accounted for 41% of the Company's net sales for 1995. Chipcom Corporation (acquired by 3Com in 1995) accounted for 55% of the Company's net sales in 1994.

      The Company generally warrants that its products will be free from defects in workmanship for twelve months, and passes on to the customer any warranties provided by component manufacturers and material suppliers to the extent permitted. During the warranty period, the Company's warranty provides that the Company will take action to repair or replace failed products. The Company tests substantially all of its assemblies prior to shipment. In addition, the Company's OEM customers generally test or have tested final products on a sample basis prior to deployment in the field. The Company's warranty costs have not been material to date.


 COMPETITION

      The Company operates in a highly competitive market. The Company's competitors include large national or multi-national contract manufacturers, regional and local contract manufacturers, and OEMs which continually evaluate the relative benefits of manufacturing internally. The Company's major competitors include Solectron Corporation, SCI Systems, Inc., Jabil Circuit, Inc., Lockheed Martin Commercial Electronics, the DII Group, Group Technologies Corporation, Benchmark Electronics, Inc. and Sanmina Corporation, as well as a number of regional and local competitors. The Company faces competition in the cable and harness assembly market primarily from Volex Interconnect Systems, Inc., Berg Electronics, Inc., AMP, Inc. and Molex, Inc. The Company in the future may face competition from OEMs which market contract manufacturing services and from OEMs which have technology alliances or other corporate partnering relationships.

      The Company believes that competition is primarily based on technology, service, manufacturing capability, quality, regional access, price, reliability, timeliness in delivering finished products and flexibility in adapting to customers' needs. The Company believes it competes favorably in these areas. However, several of its competitors have greater manufacturing, marketing and financial resources than the Company. In addition, the Company may face competition from offshore manufacturers which have significantly lower labor costs which may allow them to compete favorably on the basis of price.


 BACKLOG

      The Company's backlog at December 31, 1996 was approximately $75.5 million compared to $59.6 million at December 31, 1995. Backlog consists of firm purchase orders and commitments with delivery dates scheduled within the next six months, the majority of which will be shipped within the next ninety days. Variations in the size and delivery schedules of purchase orders received by the Company, as well as changes in customers' delivery requirements, may result in substantial fluctuations in backlog from period to period. Because customers may cancel or modify orders and commitments without penalty, the Company believes that backlog cannot be considered a meaningful indicator of long-term future financial results.


 GOVERNMENTAL REGULATION

      The Company's operations are subject to certain federal, state and local regulatory requirements relating to environmental, waste management and health and safety matters. Management believes that the Company complies with applicable regulations promulgated by the Occupational Safety and Health Administration and the Environmental Protection Agency and corresponding state agencies pertaining to health and safety in the workplace and the use, storage, discharge and disposal of chemicals used in its manufacturing processes. The current costs of compliance are not material to the Company. Nevertheless, no assurances can be given that additional or modified requirements will not be imposed in the future and, if so imposed, will not involve substantial additional expenditures by the Company.


 EMPLOYEES

      At December 31, 1996, the Company had 799 employees, including 736 in manufacturing and related activities and 63 in sales, marketing and administrative activities. The employees of the Company are not represented by a union and the Company has experienced no labor stoppages. The Company considers its relations with its employees to be good.

 ITEM 2.  PROPERTIES
          -----------

      The Company's principal manufacturing facilities are located in four leased facilities containing an aggregate of 204,000 square feet. The Company's Hudson, Massachusetts headquarters include a modern 102,000 square foot manufacturing facility which houses the Company's PCB and systems assembly businesses, another facility which contains the manufacturing capabilities for the Company's mechanical and molded cable and harness assemblies and electro-mechanical sub-assemblies, and a third facility which contains the Company's warehousing and distribution functions. The Company occupies the Hudson facilities under leases scheduled to expire in 2004, 2003, and 2003, respectively.

      In February 1996, the Company entered into a five year lease for a 44,000 square foot facility in Mansfield, Massachusetts to expand its manufacturing operations. The lease expires in January 2001 and the Company has an option to renew the lease for an additional five years. The Company believes that its facilities will be sufficient for the Company's foreseeable activities.


 ITEM 3.  LEGAL PROCEEDINGS
          -----------------

    From time to time the Company is subject to claims or litigation incidental to its business. The Company does not believe that any such claims or litigation will have a material adverse effect on the operations of the Company.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

    No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1996 to a vote of security holders of the Company, through the solicitation of proxies or otherwise.


 ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          -------------------------------------------------------------
        MATTERS
        -------

    The Company's Common Stock is quoted on the Nasdaq National Market under the symbol ''ACTM". Public trading of the Common Stock commenced on March 30, 1995. Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth the high and low bid information for the Common Stock as reported by Nasdaq for the periods indicated. Such information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                 High      Low
                                                -------  -------
            1995:
               First quarter (from March 30)..  $14 1/4  $13 1/4
               Second quarter.................   14 3/4   11
               Third quarter..................   19 3/8   12 3/8
               Fourth quarter.................   15        9

                                                High      Low
                                               -------  -------
            1996:
               First quarter.................  $12 1/2  $ 9 7/8
               Second quarter................   19       11 7/8
               Third quarter.................   18 1/8   11 3/4
               Fourth quarter................   31 1/4   16 1/4


    On March 25, 1997, the last reported sale price of the Common Stock on the Nasdaq National Market was $20.13 per share. As of March 25, 1997, there were approximately 36 holders of record of the Common Stock. This number does not include stockholders for whom shares were held in a "nominee" or "street name."

    From November 1, 1987 to March 28, 1995, the Company elected to be treated as an S Corporation for federal and state income tax purposes. In 1994 and 1995, the Company paid an aggregate of $4.2 million and $11.4 million, respectively, of cash dividends and distributions to its S Corporation shareholders, principally representing the amount of the Company's previously taxed but undistributed S Corporation earnings. In connection with the initial public offering of its Common Stock, the Company terminated its election to be treated as an S Corporation on March 29, 1995. The Company does not presently intend to declare cash dividends on the Common Stock in the foreseeable future and expects to retain future earnings to fund future operations. Additionally, the Company's bank revolving credit agreement prohibits the payment of cash dividends on the Company's capital stock.

 ITEM 6.  SELECTED FINANCIAL DATA
          ------------------------

    The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Company's financial statements, related notes and other financial information included herein.

                             SUMMARY FINANCIAL DATA
                             ----------------------
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------
                                                              PRO FORMA (1)(2)
                                                             -------------------
                                                       1996       1995       1994      1993      1992
                                                     ---------  ---------  --------  --------  --------
STATEMENT OF INCOME DATA:
       Net sales..................................   $225,900   $115,658   $85,848   $45,149   $27,278
       Cost of goods sold.........................    197,530    101,449    72,574    36,718    22,178
                                                     --------   --------   -------   -------   -------
       Gross profit...............................     28,370     14,209    13,274     8,431     5,100
       Selling, general and administrative
         expenses.................................     10,016      6,682     5,434     4,619     3,130
                                                     --------   --------   -------   -------   -------
       Operating income...........................     18,354      7,527     7,840     3,812     1,970
       Other income (expense).....................     (1,424)       (62)     (534)     (196)     (226)
                                                     --------   --------   -------   -------   -------
       Income before
         income taxes.............................     16,930      7,465     7,306     3,616     1,744
       Taxes on income............................      6,773      2,999     2,953     1,462       704
                                                     --------   --------   -------   -------   -------
       Net income.................................   $ 10,157   $  4,466   $ 4,353   $ 2,154   $ 1,040
                                                     ========   ========   =======   =======   =======
       Net income per share.......................      $1.12      $0.55     $0.65
                                                     ========   ========   =======
       Weighted average shares
         outstanding..............................      9,098      8,171     6,748
                                                     ========   ========   =======

                                                            DECEMBER 31,
                                          --------------------------------------------------

                                            1996       1995      1994      1993      1992
                                          --------   --------   -------   -------   -------
BALANCE SHEET DATA:
      Working capital                     $ 71,091   $ 35,070   $14,646   $ 2,945   $ 1,849
      Total assets                         107,595     61,095    33,618    15,873     8,661
      Long-term debt, less current          29,055      2,638    10,255     1,071     1,470
       portion
      Total stockholders' equity            47,132     35,688     7,355     4,205     2,905

 (1) The Company had operated as an S Corporation for income tax purposes since November 1, 1987, and accordingly had not been subject to federal income taxes since such date and had been subject to state income taxes at a reduced rate. Accordingly, the historical financial statements through March 28, 1995 do not include a provision for federal and state income taxes for such periods, except for certain state income taxes imposed at the corporate level. Pro forma net income in 1995 and 1994 has been computed as if the Company had been fully subject to federal and state income taxes (based on the tax laws in effect during the respective periods). See Note 2 to the accompanying financial statements.

 (2) Pro forma net income per common share for the year ended December 31, 1994 reflects the assumed issuance of shares to fund the distribution of all previously taxed but undistributed S Corporation earnings to the Company's stockholders, consisting of Mr. Pino and certain trusts for his family members. The calculation is based upon 650,000 additional shares assumed to be outstanding during the year, which shares represent the approximate number of shares which would be necessary to fund the distribution of undistributed S Corporation earnings through December 31, 1994. See Note 2 to the accompanying financial statements.

 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

 OVERVIEW

      The Company provides value-added, turnkey contract manufacturing services for emerging and major OEMs in the commercial electronics industry. The Company's manufacturing services include complex printed circuit board assemblies, mechanical and molded cable and harness assemblies, electro-mechanical sub-assemblies and total system assembly and integration. As an integral part of its service to OEM customers, the Company provides advanced manufacturing and test engineering and materials management across the full range of the Company's assembly services.

      The Company generally recognizes revenue upon shipment to customers. The Company receives purchase orders from its customers typically requiring delivery dates within the next twelve months. The level and timing of orders placed by the Company's OEM customers vary due to customer attempts to manage inventory, changes in the OEM's manufacturing strategy and variation in demand for customer products due to, among other things, introduction of new products, product life cycles, competitive conditions or general economic conditions.

      Effective November 1, 1987, the Company elected to be treated as an S Corporation for federal income tax purposes under Subchapter S of the Internal Revenue Code of 1986, as amended, and for Commonwealth of Massachusetts income tax purposes. As a result, the Company had not been subject to federal income taxes since the effective date of the election and had been subject to state income taxes at reduced rates. On March 28, 1995, the Company terminated its election as an S Corporation, and thereafter became fully subject to federal and state income taxes. Accordingly, the discussion of the Company's financial condition and results of operations for the years ended December 31, 1995 and 1994 include pro forma income tax adjustments to the Company's statements of income that reflect provisions for federal and state income taxes as if the Company had not elected to be treated as an S Corporation.

      The following discussion provides an analysis of the Company's financial condition and results of operations and should be read in conjunction with the Company's financial statements and related Notes thereto appearing elsewhere in this Form 10-K.

 RESULTS OF OPERATIONS

      The following table sets forth statement of income data as a percentage of net sales for each fiscal year indicated and the percentage change in the dollar amounts for each item as compared to the prior fiscal year:

                                          PERCENTAGE OF NET SALES
                                         --------------------------
                                          YEAR ENDED DECEMBER 31,
                                         --------------------------
                                                      PRO FORMA
                                           1996     1995     1994
                                         --------  -------  -------
Net sales                                  100.0%   100.0%   100.0%
Cost of goods sold                          87.4     87.7     84.5
                                           -----    -----    -----
Gross profit                                12.6     12.3     15.5
                                                    -----    -----
Selling, general and administrative
  expenses                                   4.5      5.8      6.4
                                           -----    -----    -----

Operating income                             8.1      6.5      9.1
Other expense - net                          0.6      0.0      0.6
                                           -----    -----    -----
Historical income before income taxes        7.5      6.5      8.5
Taxes on income                              3.0      2.6      3.4
                                           -----    -----    -----
Net income                                   4.5%     3.9%     5.1%
                                           =====    =====    =====

 1996 COMPARED TO 1995

      The Company's net sales increased 95.3% to $225.9 million in 1996 from $115.7 million in 1995. This increase was attributed principally to an expansion of business from existing customers and sales to new customers in the PCB markets. As a percentage of total revenue, the Company's largest customers in 1996 included Cascade Communications (20%), 3Com (17%), Bay Networks (13%) and Motorola (13%). As a percentage of total revenue in 1995, 3Com was the largest customer with 41% of net Company sales.

      The Company does business with customers in the Networking, Telecom, Computing, Industrial, and Medical markets.

                                    PERCENTAGE OF
                                    -------------
                                    TOTAL REVENUE
                                    -------------
               MARKET                1996    1995
               ------               -----   -----
               Networking           54%       54%
               Telecom              19         6
               Computing            13        17
               Industrial           12        17
               Medical               2         6
                                   ----      ----
               TOTAL               100%      100%
                                   ====      ====

      Net sales in the PCB assembly division (including system integration and test operations) increased as a percentage of net sales to 87% in 1996 compared to 73% in 1995. Net sales in the cable and harness assembly division accounted for 13% of 1996 net sales compared to 27% of 1995 net sales.

      Gross profit increased by $14.2 million or 100% to $28.4 million in 1996 compared to $14.2 million in 1995. Gross profit as a percentage of sales ("gross margin") increased to 12.6% in 1996 from 12.3% in 1995. This change is primarily attributed to higher utilization of facilities and equipment, reduced customer start-up costs and the effects of Company manufacturing cost improvement programs.

      Selling, general and administrative expenses increased 50% to $10.0 million or 4.5% of net sales in 1996, compared to $6.7 million, or 5.8% of net sales in 1995. This decrease as a percentage of net sales reflects the results of the continued growth in the Company's business which allowed for a higher utilization of fixed costs, a greater proportion of net sales being made directly by the Company, and the effect of the Company's ongoing cost management efforts.

      Operating income increased 144% to $18.4 million or 8.1% of net sales, in 1996 compared to $7.5 million or 6.5% of net sales in 1995. This improvement is the result of positive changes in gross profit and selling, general and administrative performance as previously discussed.

      Other expense-net increased to $1.4 million compared to $62,000 in 1995. This increase is primarily attributed to interest expense associated with the utilization of the Company's line of credit to fund working capital requirements for inventory and accounts receivable as related to the growth of the business.

 1995 COMPARED TO 1994

      Net sales increased to $1.4 million in 1995 from $85.8 million in 1994. This increase was attributed principally to an expansion of business from existing PCB customers and sales to new PCB customers. Net sales to 3Com Corporation (acquiror of Chipcom Corporation) increased to $47.7 million in 1995 from $46.9 million in 1994, although sales to 3Com Corporation as a percentage of net sales decreased from 54.7% in 1994 to 41.2% in 1995.

      Gross profit increased by $0.9 million, or 7.0%, to $14.2 million in 1995 compared to $13.3 million for the prior year. Gross profit as a percentage of sales ("gross margin") decreased to 12.3% in 1995 from 15.5% in 1994 as a result of a shift in the Company's sales mix toward PCB assemblies, additional costs associated with the Company's new manufacturing facility, increased start-up costs associated with several new customers and absorption costs relating to volume changes with the Company's largest customer.

      Selling, general and administrative expenses increased 23% to $6.7 million, or 5.8% of net sales, in 1995 compared to $5.4 million, or 6.4% of net sales in 1994. This decrease as a percentage of net sales reflects the results of the continued growth in the Company's business which allowed for a higher utilization of fixed costs, a greater proportion of net sales being made directly by the Company, and the effect of the Company's ongoing cost management efforts.

      Operating income decreased 4.0% to $7.5 million, or 6.5% of net sales, in 1995 compared to $7.8 million, or 9.1% of net sales, in 1994 as a result of the above factors.

      Other expense - net declined to $62,000 in 1995 compared to $534,000 in 1994. Interest income which is included in other, consists of the proceeds from the investment of the Company's cash and cash equivalents and marketable securities. Interest and other expenses consisted principally of fees and interest payable to the Company's bank lenders. The change resulted principally from repayments under the Company's line of credit and the investment of cash as a result of the Company's initial public offering.

 LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company has financed its growth and operations through earnings and borrowings. The Company has experienced a significant increase in working capital as the business has grown. At December 31, 1996, the Company had working capital of $71.1 million compared to $35.1 million at December 31, 1995. The net increase was due to the growth in accounts receivable and the growth in inventories associated with an increase in sales and the addition of new customers. This was offset by growth in accounts payable and the repayments under the Company's line of credit facility.

      The Company had a secured revolving credit facility of $33.0 million at December 31, 1996. Borrowings under this facility are subject to certain borrowing base tests defined in terms of eligible specified accounts receivable and inventory. This credit facility, which bears interest at the Bank of Boston prime rate, expires on May 31, 1998. As of December 31, 1996, the outstanding borrowing under the revolving credit facility was $28.7 million.

      The Company has entered into certain operating lease transactions to lease various plant and office equipment purchases with original equipment costs of $10.1 million in 1996 and $2.2 million in 1995. These leases have terms expiring through 1999. The future minimum rental payments under these leases are $4.9 million in 1997, $4.8 million in 1998 and $4.4 in 1999. As of December 31, 1996, the Company had an available equipment lease line of $20.0 million under which $13.2 million of commitments were outstanding.

      The Company anticipates that its cash requirements for the next twelve months will be satisfied by existing cash and cash equivalents, cash flow from operations and the existing bank credit and equipment lease facilities.


 NEWLY ADOPTED ACCOUNTING STANDARDS

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS" 121). SFAS 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair values less the cost to sell. The Company adopted SFAS 121 effective January 1, 1996 and SFAS 121 did not have a material effect on the Company's financial position or results of operations.

      In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS" 123). This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. The adoption of SFAS 123 did not have any impact on the Company's results of operations or its financial position, as the Company elected to continue to value stock options under the provisions of APB 25 (intrinsic value method) and to disclose the effects of SFAS 123 (fair value method) in the Notes to the accompanying financial statements.

 FLUCTUATIONS IN NET SALES AND OPERATING RESULTS

      The Company's future operating results may be affected by a number of factors such as the level and timing of orders from, and shipments to, major customers; customers' announcement and introduction of new products or new generations of products; evolutions in the life cycles of customers' products; timing of expenditures in anticipation of future orders; effectiveness in managing manufacturing processes; changes in cost and availability of labor and components; a shift in the Company's product and service mix which results in fluctuating margins; and changes or anticipated changes in economic conditions.

 CAUTIONARY STATEMENTS

      The Private Securities Litigation Reform Act of 1995 (the "Act") contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involve risk and uncertainties. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's objectives and plans for future operations, and the Company's expected liquidity and capital resources). The following cautionary statements should be considered carefully in evaluating the Company and its business. The factors discussed in these cautionary statements, among other factors, could cause actual results to differ materially from those contained in the forward-looking statements made in this Annual Report and presented elsewhere by management from time to time. These cautionary statements are being made pursuant to the provisions of the act and with the intention of obtaining the benefits of the safe harbor provisions of the Act. Reference is also made to the "Risk Factors" described in the Company's Prospectus dated March 30, 1995.

      CUSTOMER AND INDUSTRY CONCENTRATION
      -----------------------------------

      For fiscal 1996, the Company's four largest customers accounted for approximately 63% of net sales. Sales to Cascade Communications, 3Com, Bay Networks and Motorola were approximately 20%, 17%, 13% and 13%, respectively, of the Company's net sales for fiscal 1996. The Company's results will depend to a significant extent on the success achieved by its OEM customers in marketing their products and the Company's ability to diversify its customer base in order to reduce its reliance on its major customers. There can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels. The loss of one or more major customers, a significant reduction in purchases from such customers, or developments adverse to the Company's customers or their products could have a material adverse effect on the Company's results of operations. In addition, while the Company has not experienced any difficulty in being paid by its major customers in recent years, the Company could be adversely affected if a major customer were unable or unwilling to pay for products and services.

      The Company's customer base has historically been concentrated in a limited number of industries, most of which are subject to high competition, rapid technological changes and consequent product obsolescence. Developments adverse to such industries could have a negative effect on the Company. The industries served by the Company are also subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. A recessionary period affecting one or more of the industry segments served by the Company could have a material adverse effect on the Company. In addition, the Company's results of operations could be adversely affected due to a slowing of the manufacturing outsourcing trend.

      VARIABILITY OF CUSTOMER REQUIREMENTS; NATURE AND EXTENT OF CUSTOMER
      -------------------------------------------------------------------
      COMMITMENTS ON ORDERS
      ----------------------

      The level and timing of orders placed by the Company's OEM customers vary due to customer attempts to manage inventory, changes in the OEM's manufacturing strategy and variation in demand for customer products due to, among other things, introduction of new products, product life cycles, competitive conditions or general economic conditions. The Company generally does not obtain long-term purchase orders or commitments but instead works with its customers to anticipate the future volume of orders. Based on such anticipated future volumes, the Company makes other significant commitments regarding the levels of business that it will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. From time to time, the Company will purchase components without a customer commitment to pay for them. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty. Significant cancellations, reductions or delays in orders by a customer or group of customers could adversely affect the Company's results of operations.

      FLUCTUATIONS IN OPERATING RESULTS
      ---------------------------------

      The variability of the level and timing of orders from, and shipments to, major customers may result in significant periodic and quarterly fluctuations in the Company's results of operations. In addition to the variability resulting from the short-term nature of its customers' commitments, other factors have contributed, and may in the future contribute, to such fluctuations. These factors include, among other things, customers' announcement and introduction of new products or new generations of products, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, effectiveness in managing manufacturing processes, changes in cost and availability of labor and components, a shift in the Company's product and service mix which results in fluctuating margins, and changes or anticipated changes in economic conditions. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's operating expenses are relatively fixed, any unanticipated shortfall in revenue in a quarter may have an adverse impact on the Company's results of operations for that quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

      AVAILABILITY OF KEY COMPONENTS
      -------------------------------

      The Company and many of its customers rely on a single or limited number of third-party suppliers for many components used in the assembly process. Shortages of certain electronic components, including certain memory modules and logic devices, have occurred from time to time. In addition, due to the Company's utilization of just-in-time inventory techniques, the timely availability of many components to the Company is dependent on the Company's ability to continuously develop accurate forecasts of customer volume requirements. Component shortages could result in manufacturing and shipping delays or increased component prices which could have a material adverse effect on the Company's results of operations. Because the Company purchases a significant number of components manufactured in foreign countries, it is subject to numerous risks, including economic disruptions, transportation delays and interruptions, foreign exchange rate fluctuations, imposition of tariffs and import and export controls and changes in governmental policies, any of which could have a material adverse effect on the Company's business and results of operations. The Company has historically been able to enter into advantageous arrangements from time to time for the supply of certain limited availability components. To the extent that the Company is unable to source key components for the reasons cited above or otherwise, the Company's results of operations could be materially adversely affected.

      TECHNOLOGICAL CHANGE AND PROCESS DEVELOPMENT
      ---------------------------------------------

      The market for the Company's manufacturing services is characterized by rapidly changing technology and continuing process development. The continued success of the Company's business will depend in large part upon its ability to maintain and enhance its technological capabilities, develop and market manufacturing services which meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. Although management believes that the Company's operations utilize the assembly and testing technologies and equipment currently required by the Company's customers, there can be no assurance that the Company's process development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render the Company's technology, equipment or processes obsolete or uncompetitive. In addition, to the extent that the Company determines that new assembly and testing technologies and equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment are likely to require significant capital investment by the Company.

      COMPETITION
      ------------

      The commercial electronics contract manufacturing industry is a highly competitive industry. The Company competes against numerous domestic and foreign contract manufacturers. The Company's major competitors in the PCB assembly business include Solectron Corporation, SCI Systems, Inc., Jabil Circuit, Inc., Lockheed Martin Commercial Electronics, The DII Group, Group Technologies Corporation, Benchmark Electronics, Inc. and Sanmina Corporation. The Company faces competition in the cable and harness assembly market primarily from Volex Interconnect Systems, Inc., Berg Electronics, Inc., AMP, Inc. and Molex, Inc. The Company also faces competition from a number of local and regional contract manufacturers. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally and certain large OEMs will from time to time offer contract manufacturing services in order to utilize excess capacity. Certain of the Company's competitors have substantially greater manufacturing, financial and marketing resources than the Company. The Company may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power from component suppliers or who have lower cost structures, particularly those with significant offshore operations. The Company believes that the principal competitive factors in the segments of the contract manufacturing industry in which it operates are technology, service, manufacturing capability, quality, regional access, price, reliability, timeliness and flexibility. There can be no assurance that competition from existing or potential competitors will not have a material adverse effect on the Company's results of operations.

      MANAGEMENT OF GROWTH
      ---------------------

      The Company has grown rapidly in recent years. A continuing period of rapid growth could place a significant strain on the Company's management, operations and other resources. The Company's ability to manage its growth will require it to continue to invest in its operational, financial and management information systems, and to retain, motivate and effectively manage its employees. If the Company's management is unable to manage growth effectively, the quality of the Company's services and products, its ability to retain key personnel and its results of operations could be materially and adversely affected.

      DEPENDENCE UPON KEY PERSONNEL
      ------------------------------

      The Company's continued success been largely dependent upon the skills and efforts of John A. Pino, its President and Chief Executive Officer, and other key employees. None of the senior management or other key employees of the Company is subject to any employment contract. The loss of services of any of its officers or other key personnel could have an adverse effect on the operations of the Company. In addition, continued growth and development of the Company will require that, despite significant competition, it attract, motivate and retain additional skilled and experienced personnel. There can be no assurance that the Company will be able to attract, motivate and retain personnel with the skills and experience needed to successfully manage the Company's business and operations.

      CONCENTRATION OF PRINTED CIRCUIT BOARD BUSINESS IN NORTHEASTERN UNITED
      ----------------------------------------------------------------------
      STATES
      -------

      The Company's PCB assemblies and related services are primarily marketed and sold to customers operating in the Northeastern United States. The Company attempts to mitigate any unique exposure to the Northeastern United States economy by marketing to OEMs which deliver products to national and international markets, but there can be no assurance that an economic downturn or recession in the Northeastern United States would not have an adverse effect on the Company.

      FUTURE ACQUISITIONS AND GEOGRAPHICAL EXPANSION
      -----------------------------------------------

      The Company may expand into other geographical areas within the United States and internationally by acquiring contract manufacturing businesses or by establishing new manufacturing operations in such areas. The Company may compete for acquisition and expansion opportunities with entities having significantly greater resources than the Company. Any such transactions may result in potentially dilutive issuance of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets, and other costs and expenses, all of which could materially adversely affect the company's financial results following such a transaction. Such transactions also involve numerous business risk, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns and the potential loss of key employees from the combined company. In the event that any such transaction does occur, there can be no assurance as to the beneficial effect on the Company's business and financial results.

      ENVIRONMENTAL COMPLIANCE
      -------------------------

      The Company is subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during its manufacturing process. A failure by the Company to comply with present and future regulations could subject it to future liabilities or the suspension of production. Such regulations could also restrict the Company's ability to expand its facilities or could require the Company to acquire costly equipment or to incur other significant expenses to comply with environmental regulations.

      POSSIBLE VOLATILITY OF STOCK PRICE
      ----------------------------------

      There has been significant volatility in the market price of securities of high technology companies. Factors such as announcements of technological innovations by the Company, its competitors and other third parties, as well as quarterly variations in the Company's results of operations and market conditions in the industry, may cause the market price of the Company's Common Stock to fluctuate significantly. In addition, the public stock markets have historically experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

 ITEM 8. FINANCIAL STATEMENTS AND SCHEDULES
         ----------------------------------

 INDEPENDENT AUDITORS' REPORT

 ACT Manufacturing, Inc.:

 We have audited the accompanying balance sheets of ACT Manufacturing, Inc. as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in Item 14. These financial statements and financial statment schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 DELOITTE & TOUCHE LLP

 Boston, Massachusetts
 February 14, 1997

ACT MANUFACTURING, INC.

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                            1996          1995
CURRENT ASSETS:
  Cash and cash equivalents                                                                   $  5,054,366   $ 7,097,151
  Accounts receivable u trade (less allowance for doubtful
     accounts of $225,000 in 1996 and 1995) (Note 5)                                            41,474,676    19,585,466
  Inventory (Notes 3 and 5)                                                                     53,993,681    30,386,870
  Prepaid expenses and other assets                                                                488,931       264,630
  Deferred tax asset (Note 6)                                                                    1,487,000       505,000
                                                                                              ------------   -----------
           Total current assets                                                                102,498,654    57,839,117

PROPERTY AND EQUIPMENT -- Net (Notes 4 and 5)                                                    4,635,228     2,696,029

OTHER ASSETS                                                                                       461,179       559,482
                                                                                              ------------   -----------

TOTAL                                                                                         $107,595,061   $61,094,628
                                                                                              ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 5)                                                  $     38,346   $    70,617
  Accounts payable                                                                              26,153,776    20,487,682
  Accrued compensation and related taxes                                                         1,527,584       834,131
  Income tax payable                                                                             1,934,817       649,853
  Accrued expenses                                                                               1,753,549       726,644
                                                                                              ------------   -----------

           Total current liabilities                                                            31,408,072    22,768,927
                                                                                              ============   ===========

LONG-TERM DEBT -- Less current portion (Note 5)                                                 29,054,928     2,637,940
                                                                                              ------------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS' EQUITY (Notes 2 and 7):
  Preferred stock - $.01 par value; authorized, 5,000,000 shares; issued and
    outstanding, none                                                                                               -
  Common stock - $.01 par value; authorized, 20,000,000 shares; issued and  outstanding,
     8,817,200 shares in 1996 and  8,713,200 shares in 1995                                         88,172        87,132
  Additional paid-in capital                                                                    33,200,677    31,914,331
  Retained earnings                                                                             13,843,212     3,686,298
                                                                                              ------------   -----------

           Total stockholders' equity                                                           47,132,061    35,687,761
                                                                                              ------------   -----------
TOTAL                                                                                         $107,595,061   $61,094,628
                                                                                              ============   ===========

See notes to financial statements.

ACT MANUFACTURING, INC.

STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------------------------------------------------

                                                                           1996               1995              1994
NET SALES (Note 9)                                                      $225,900,182       $115,657,550       $85,848,328

COST OF GOODS SOLD                                                       197,529,503        101,448,106        72,574,205
                                                                        ------------       ------------       -----------

GROSS PROFIT                                                              28,370,679         14,209,444        13,274,123

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES (Note 10)                                                     10,016,851          6,682,863         5,433,918
                                                                        ------------       ------------       -----------

OPERATING INCOME                                                          18,353,828          7,526,581         7,840,205
                                                                        ------------       ------------       -----------

OTHER INCOME (EXPENSE):
  Interest expense  (Note 5)                                              (1,555,697)          (424,314)         (515,962)
  Other                                                                      131,783            362,418           (18,353)
                                                                        ------------       ------------       -----------

           Total                                                          (1,423,914)           (61,896)         (534,315)
                                                                        ------------       ------------       -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                  16,929,914          7,464,685         7,305,890

PROVISION FOR INCOME TAXES                                                 6,773,000          1,694,000           352,000
                                                                        ------------       ------------       -----------

NET INCOME                                                              $ 10,156,914       $  5,770,685       $ 6,953,890
                                                                        ============       ============       ===========

                                                                                             PRO FORMA         PRO FORMA
                                                                                            (Notes 2,6)       (Notes 2, 6)
                                                                                            -----------       ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                $ 16,929,914       $  7,464,685       $ 7,305,890
PROVISION FOR INCOME   TAXES                                               6,773,000          2,999,000         2,953,000
                                                                        ------------       ------------       -----------
NET INCOME                                                              $ 10,156,914       $  4,465,685       $ 4,352,890
                                                                        ============       ============       ===========
NET INCOME PER COMMON SHARE                                             $       1.12       $       0.55       $      0.65
                                                                        ============       ============       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                        9,098,455          8,171,314         6,748,045
                                                                        ============       ============       ===========

See notes to financial statements.

ACT MANUFACTURING, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
--------------------------------------------------------------------------------------------------------------------------

                                        $.01 Par      $.01 Par
                                         Value          Value          Additional                             Total
                                        Preferred      Common           Paid-in          Retained          Stockholders'
                                         Stock          Stock           Capital          Earnings               Equity
BALANCE, JANUARY 1, 1994                $     0        $56,000         $    60,000      $ 4,089,176         $ 4,205,176

  Net income                                -              -                   -          6,953,890           6,953,890

  S Corporation distributions
    to stockholders                         -              -                   -         (3,803,631)         (3,803,631)
                                        -------        -------         -----------      -----------         -----------

BALANCE, DECEMBER 31, 1994                  -           56,000              60,000        7,239,435           7,355,435

  Net income                                -              -                   -          5,770,685           5,770,685

  Net proceeds from sale of stock           -           31,132          31,792,943              -            31,824,075

  S Corporation distributions
    to stockholders                         -              -              (654,371)      (9,323,822)         (9,978,193)
  Income tax benefit from employees'
    exercise of stock options               -              -               715,759              -               715,759
                                        -------        -------         -----------      -----------         -----------

BALANCE, DECEMBER 31, 1995                  -           87,132          31,914,331        3,686,298          35,687,761

  Net income                                -              -                   -         10,156,914          10,156,914

  Net proceeds from sale of stock           -            1,040             522,721              -               523,761

  Income tax benefit from employees'
    exercise of stock options               -              -               763,625              -               763,625
                                        -------        -------         -----------      -----------         -----------

BALANCE, DECEMBER 31, 1996              $     0        $88,172         $33,200,677      $13,843,212         $47,132,061
                                        =======        =======         ===========      ===========         ===========

See notes to financial statements.

ACT MANUFACTURING, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
----------------------------------------------------------------------------------------------------------

                                                                       1996           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $  10,156,914   $  5,770,685   $  6,953,890
  Adjustments to reconcile net income to net cash used for
     operating activities:
      Depreciation and amortization                               1,117,966        823,155        631,708
      Deferred income taxes                                        (982,000)      (505,000)           -
      Provision for doubtful accounts                                20,169         (1,594)       170,000
      Increase (decrease) in cash from:
        Accounts receivable -- trade                            (21,909,379)    (4,122,014)    (9,219,612)
        Inventory                                               (23,606,811)   (15,648,071)    (7,975,348)
        Prepaid expenses and other assets                          (254,881)       (26,595)      (112,241)
        Accounts payable                                          5,666,094      8,173,407      7,658,360
        Accrued compensation and related taxes                      693,453       (175,813)       197,584
        Income tax payable                                        2,048,589      1,128,967        113,409
        Accrued expenses                                          1,026,905        166,158        293,721

           Net cash used for operating activities               (26,022,981)    (4,416,715)    (1,288,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                          (3,026,585)    (1,174,241)    (1,172,823)
  (Increase) decrease in other noncurrent assets                     98,303         83,621        (90,182)
  Proceeds from sale of assets                                          -              -           15,673

           Net cash used for investing activities                (2,928,282)    (1,090,620)    (1,247,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line-of-credit agreements                   167,079,696     34,488,658     78,801,876
   Repayments under line-of-credit agreements                  (140,624,721)   (42,034,833)   (71,700,855)
   Repayments of long-term debt                                     (70,258)      (439,509)      (341,305)
   Net proceeds from sale of stock                                  523,761     31,824,075            -
   S Corporation distributions paid                             (11,425,123)    (4,231,696)

           Net cash provided by financing activities             26,908,478     12,413,268      2,528,020

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (2,042,785)     6,905,933         (7,841)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      7,097,151        191,218        199,059

CASH AND CASH EQUIVALENTS, END OF YEAR                        $   5,054,366   $  7,097,151   $    191,218

See notes to financial statements.

ACT MANUFACTURING, INC.

NOTES TO FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF BUSINESS - ACT Manufacturing, Inc. provides value-added, turnkey contract manufacturing services for emerging and major original equipment manufacturers in the commercial electronics industry. The Company supplies these manufacturers with electronic interconnection assemblies, including complex printed circuit board assemblies primarily utilizing advanced surface mount technology, mechanical and molded cable and harness assemblies and electro-mechanical subassemblies, and, more recently, the Company has begun to emphasize total system assemblies.

      STOCK SPLIT - All share and per share data have been retroactively adjusted to reflect the 280-for-1 stock split of the Company's common stock on March 23, 1995.

      USE OF ESTIMATES - The preparation of the Company's financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Estimates include such items as reserves for accounts receivable and inventory, useful lives of other assets and property and equipment, and accrued liabilities.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. The carrying amounts of the Company's debt instruments approximate fair value (Note 5).

      REVENUE RECOGNITION - Revenue from both product sales and assembly service is recognized upon shipment of the product.

      CASH AND CASH EQUIVALENTS - For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

      INVENTORY - Inventory is valued at the lower of cost or market using the first-in, first-out ("FIFO") method.

      PROPERTY AND EQUIPMENT - Purchased property and equipment is recorded at cost. Capital lease property and equipment is recorded at the lesser of cost or the present value of the minimum lease payments required. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets (five to seven years) and over the terms of the related leases (five years).

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      OTHER ASSETS - The present value of future payments required under a noncompete agreement entered into in 1993 has been recorded as an intangible asset. The total amount recorded was approximately $476,000. The asset is being amortized over the term of the agreement (ten years). Accumulated amortization of the asset was approximately $ 31,000 in 1996, $24,000 in 1995 and $18,000 in 1994. A corresponding liability has been recorded (see Note 5).

      WARRANTY - The Company generally warrants that its hardware assemblies will be free from defects in workmanship for 12 months and passes on to the customer any warranties provided by component manufacturers and material suppliers to the extent permitted. Warranty costs have not been material to date, accordingly, no reserves have been provided for.

      INCOME TAXES - In 1994 and a portion of 1995, the Company was taxed under Subchapter S of the Internal Revenue Code. As a result, the Company was not subject to federal income taxes, and the taxable income of the Company was included in the stockholders' individual tax returns. The Company was subject to income and excise taxes in accordance with the statutory requirements of the Commonwealth of Massachusetts.

      Effective immediately prior to the commencement of the Company's initial public offering, the Company's S Corporation election was terminated, and the Company has been subject to federal and state income taxes as a C Corporation from that date forward.

      The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This Statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse.

      STOCK BASED COMPENSATION - Effective January 1, 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by SFAS 123, the Company accounts for stock option grants using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company recognized no compensation expense for stock option grants.

      NET INCOME PER COMMON SHARE - Net Income per share is based on the weighted average number of common and dilutive common equivalent shares (common stock options) outstanding.

      SUPPLEMENTAL CASH FLOW INFORMATION - Selected cash payments and noncash activities were as follows:

                                                                         1996            1995           1994
      Cash paid for interest                                         $ 1,446,000     $   358,000    $  466,000
      Cash paid for income taxes                                       5,713,000       1,070,000       239,000

      Noncash investing and financing activities
        Reduction in note receivable in exchange for services              4,546           4,403         7,500
        Reduction in income taxes payable for disqualifying
          common stock dispositions                                      763,625         715,759           -



      RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARD - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS" 121). SFAS 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. It also requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair values less the cost to sell. The Company adopted SFAS 121 effective January 1, 1996 and it did not have a material effect on the Company's financial position or results of operations.

2.    PRO FORMA INFORMATION

      PRO FORMA NET INCOME AND NET INCOME PER COMMON SHARE - The pro forma adjustments reflect what the effects on historical net income would have been had the Company operated as a C Corporation for all periods presented. The adjustments include a provision for state and federal income taxes at an effective rate of approximately 40%, as if the Company was subject to such taxes. In connection with its initial public offering, the Company terminated its status as an S Corporation.

      Pro forma net income per share is based on the weighted average number of common and dilutive common equivalent shares (common stock options) outstanding. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive, except in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83 (the "Bulletin"). The Bulletin required all common shares issued and options to purchase shares of common stock granted by the Company during the twelve-month period prior to the filing of the initial public offering be included in the calculation as if they were outstanding for all periods.

     The pro forma weighted average number of shares outstanding has also been adjusted to include the number of common shares (650,000) that the Company would have needed to issue at the initial offering price ($12 per common share) to fund the distribution of previously taxed but undistributed S Corporation earnings through December 31, 1995 (actual was $ 7,893,806). The actual amount distributed was adjusted to include the taxable income of the Company for the period from January 1, 1995 through March 29, 1995, the date immediately preceding the closing of the offering, less any state income tax payable by the Company with respect to such income (an additional $2,084,387 was distributed).

3.    INVENTORY

      Inventory consisted of the following at December 31:
[CAPTION]

                                                                            1996              1995
         Raw material                                                   $ 37,697,313      $ 22,601,608
         Work in process                                                  15,853,114         7,693,308
         Finished goods                                                      443,254            91,954
                                                                        ------------      ------------
         Total                                                          $ 53,993,681      $ 30,386,870
                                                                        ============      ============

4.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at December 31:

                                                                            1996              1995
         Leasehold Improvements                                         $  2,265,416      $  1,590,609
         Equipment                                                         3,628,600         2,537,956
         Office furniture and equipment                                    2,718,289         1,457,155
         Vehicles                                                            115,036           115,036
                                                                        ------------      ------------
         Total property and equipment                                      8,727,341         5,700,756

         Less accumulated depreciation and amortization                   (4,092,113)       (3,004,727)
                                                                        ------------      ------------
         Property and equipment - net                                   $  4,635,228      $  2,696,029
                                                                        ============      ============

5.    LONG-TERM DEBT

      Long-term debt consisted of the following at December 31:

                                                                          1996              1995
         Bank line of credit                                            $ 28,704,975      $  2,250,000
         Noncompete Covenant                                                 388,299           418,520
         Capital lease - equipment                                                 0            40,037
                                                                        ------------      ------------
         Total                                                            29,093,274         2,708,557

         Less current portion                                                 38,346            70,617
                                                                        ------------      ------------
         Long-term debt                                                 $ 29,054,928      $  2,637,940
                                                                        ============      ============

      BANK LINE OF CREDIT - The Company has a line of credit with a consortium of banks which provides for borrowings up to an aggregate amount of $33,000,000, limited to a certain percentage of accounts receivable and inventory. The line-of-credit facility is not payable on demand until 1998; therefore, the outstanding balance is classified as noncurrent. Interest is payable monthly at the bank's prime rate (8.25% at December 31, 1996). Borrowings are collateralized by substantially all of the Company's assets. Based upon eligible accounts receivable and inventory, the amount available for additional borrowings as of December 31, 1996 was approximately $4,145,025. Per agreement with its bank, the Company is required to maintain certain levels of net worth, total debt to net worth, debt service coverage, net profit before taxes on an absolute basis and net profit before taxes as a percentage of sales. The facility prohibits capital expenditures in excess of certain amounts and payment of cash dividends on the Company's capital stock. The Company is in compliance with the financial covenants under its secured credit facility.

      EQUIPMENT LEASES - As of December 31, 1996, the Company had an available equipment lease line of $20.0 million under which $13.2 million of commitments were outstanding.

      NONCOMPETE COVENANT - In 1993, the Company entered into an agreement with its former sole stockholder which provides for monthly payments over a ten-year period, in return for a promise not to compete. The liability is recorded at the present value of the required future payments at an interest rate of 8%.

   Long-term debt at December 31, 1996 is due as follows:

                                    Bank Line            Noncompete
                                    of Credit            Covenant             Total
     1997                         $          0         $    68,024       $     68,024
     1998                           28,704,975              73,467         28,778,442
     1999                                 -                 79,344             79,344
     2000                                 -                 85,691             85,691
     2001                                 -                 92,547             99,950
     Thereafter                           -                 99,950             99,950
                                  ------------         -----------        -----------
     Total                        $ 28,704,975         $   499,023       $ 29,203,998

     Less amount
      representing interest               -                110,724            110,724
                                  ------------         -----------        -----------
     Present value of
      minimum payments            $ 28,704,975         $   349,953       $ 29,054,928
                                  ============         ===========        ===========

6.   INCOME TAXES

     The provisions for income taxes are as follows:

                                                                      1995                   1994
                                                  1996              (Pro Forma)           (Pro Forma)
       Current taxes:
         Federal                            $   5,922,000          $  2,296,500          $  2,244,250
         State                                  1,833,000               765,500               748,750
                                            -------------          ------------          ------------
                                                7,755,000             3,062,000             2,993,000
       Deferred taxes:                           (982,000)              (63,000)              (40,000)
                                            -------------          ------------          ------------
                                            $   6,773,000          $  2,999,000          $  2,953,000
                                            =============          ============          ============

Deferred income tax assets (liabilities) are attributable to the following at December 31:

                                                                         1996                1995
       Accounts receivable                                         $     90,000          $     90,000
       Inventory                                                      1,212,000               244,000
       Depreciation                                                    (123,000)              (63,000)
       Accrued expenses                                                 308,000               234,000
                                                                  -------------          ------------
       Net deferred tax asset                                     $   1,487,000          $    505,000
                                                                  =============          ============

No valuation allowance is required as the net deferred tax asset is expected to be fully realized.

A reconciliation of the expected tax rate at the U.S. statutory rate to the effective tax rate on a pro forma basis is as follows:

                                                  1996       1995      1994
       Federal statutory rate                      34%        34%       34%
       State income taxes, net of federal           6          5         5
       Other                                        -          1         1
                                                 -----      -----     -----
       Effective rate                              40%        40%       40%
                                                 =====      =====     =====

7. STOCK OPTIONS

   The Company adopted a 1995 Stock Plan which provides for the grant of incentive and nonqualified stock options to purchase up to an additional 500,000 shares. The Company adopted the 1995 Non-Employee Director Stock Option Plan providing for the grant of options to purchase a maximum of 100,000 shares to nonemployee directors of the Company. The Company also has an Incentive Stock Option Plan under which options for up to 690,664 shares of common stock may be granted at an exercise price not less than fair market value at the date of grant. Stock option activity was as follows:

                                                NUMBER                 WEIGHTED AVERAGE
                                              OF OPTIONS      EXERCISE PRICE         FAIR VALUE
                                              ----------      ---------------------------------
      Outstanding at January 1, 1994             476,000           $ 2.22

      Granted                                    102,664             4.57
                                            ------------
      Outstanding at December 31, 1994           578,664             3.21

      Granted                                    226,000             9.73               $8.35
      Exercised                                 (207,200)            2.41
      Forfeited                                 (112,800)            3.26

      Outstanding at December 31, 1995           484,664             5.90

      Granted                                    268,000            12.79                3.12
      Exercised                                 (104,000)            5.04
      Forfeited                                 (160,000)           10.91
                                            ------------
      Outstanding at December 31, 1996           488,664             8.22
                                            ============


             OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
-------------------------------------------------   ------------------------------------
                                  WEIGHTED AVERAGE        NUMBER      WEIGHTED AVERAGE
NUMBER OF         RANGE OF         REMAINING LIFE        CURRENTLY         EXERCISE
 OPTIONS       EXERCISE PRICE       (IN YEARS)          EXERCISABLE          PRICE
----------------------------------------------------------------------------------------
44,800          $         0.48             6                  -          $ 0.48
79,332             3.70 - 3.96             7              3,732            3.85
146,532            5.45 - 7.00             9             48,532            6.63
202,000          10.25 - 13.64            10              2,800           11.84
16,000                   20.38            10                  -           20.38

   The options vest over three and five-year periods.


   The Company has reserved shares of common stock for issuance pursuant to the 1993 Stock Option Plan, 1995 Non-Employee Director Stock Option Plan and the 1995 Stock Plan for 403,864, 100,000 and 475,600 shares, respectively.

   As described in Note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation, reported net income and net income per share would have been as follows:

                                                1996         1995
   Income before income tax provision        $16,500,914   $7,163,485
   Income tax provision                        6,773,000    2,999,000
                                             -----------   ----------
   Net income                                $ 9,727,914   $4,164,485
                                             ===========   ==========
   Earnings per common share                 $      1.07   $      .51
                                             ===========   ==========

   The fair value of options on their grant date was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                    1996          1995
   Risk-free interest rate                           6.4%          5.9%
   Expected life of option grants                3 - 5 years   3 - 5 years
   Expected volatility of underlying
    stock                                             63%           66%

   It should be noted that the option pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years. However, management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances.

8. EMPLOYEE BENEFITS PLAN

   During 1994, the Company adopted a savings plan for its employees pursuant to
   Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate, and the plan allows a deferral ranging from a minimum 1% to the maximum percentage of compensation permitted by law. Company contributions to the plan are at the discretion of the Board of Directors. Contributions to the Plan were $0 and $50,000 in 1996 and 1995, respectively.

9.    MAJOR CUSTOMERS

      The four largest customers accounted for 20%, 17%, 13% and 13%, respectively of the Company's net sales for 1996. In 1995, the Company's largest customer accounted for 41% of net sales for 1995. In 1994, the Company's largest customer accounted for 55% of net sales for 1994.

10.   TRANSACTIONS WITH RELATED PARTIES

      The Company leases certain facilities and equipment from a realty trust controlled by its principal stockholder under leases which expire in 2003. These commitments are included in Note 11. The Company pays all operating costs of the building. Total payments to the realty trust were approximately $364,000 in 1996, and $388,000 in 1995 and 1994,
      respectively.

      In 1993, the Company entered into a ten-year agreement with one of its directors for future consulting services. Payments under the agreement were approximately $240,000 in 1996, $222,000 in 1995 and $206,000 in
      1994. Future commitments under this agreement are approximately $259,000 in 1997, $280,000 in 1998, $302,000 in 1999, $326,000 in 2000, $352,000 in
      2001 and $613,000 thereafter. The agreement expires in 2003. A noncompete agreement was also entered into with the same individual (see Notes 1 and 5). Payments under this agreement were $63,000 in 1996, $58,000 in 1995, and $54,000 in 1994.

11.   OPERATING LEASE COMMITMENTS

      The Company leases various plant and office equipment under noncancelable operating leases expiring through 2001. Rent expense in 1996, 1995 and 1994 was approximately $2,700,000, $1,345,000, and $1,083,000, respectively. The future minimum rental payments under these leases over the next five years are approximately as follows:



                                  RELATED-PARTY        OTHER
                                   COMMITMENTS      COMMITMENTS       TOTAL
 1997                             $  364,000       $ 4,545,000     $ 4,909,000
 1998                                341,000         4,419,000       4,760,000
 1999                                308,000         4,077,000       4,385,000
 2000                                308,000         3,421,000       3,729,000
 2001                                308,000         2,078,000       2,386,000
                                  ----------       -----------     -----------
Total                             $1,629,000       $18,540,000     $20,169,000
                                  ==========       ===========     ===========


12.   CONTINGENCIES

      The Company is from time to time subject to routine claims or litigation incidental to its business. The Company believes that the results of such claims or litigations as of December 31, 1996 will not have a materially adverse effect on the Company's financial position, results of operations or liquidity.


                                  * * * * * *

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

          Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT
          ----------------------------------------

  Information concerning the directors of the Company is hereby incorporated by reference to the information contained under the heading "Election of Directors" in the Registrant's definitive proxy statement for the Registrant's 1997 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the close of the fiscal year (the "Definitive Proxy Statement").

  Certain information concerning directors and executive officers of the Registrant is hereby incorporated by reference to the information contained under the heading "Occupations of Directors and Executive Officers" in the Registrant's Definitive Proxy Statement.

  The information concerning compliance with Section 16(a) of the Exchange Act required under this item is incorporated herein by reference to the Registrant's Definitive Proxy Statement under the heading "Section 16 Reporting."


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

  Information concerning executive compensation is hereby incorporated by reference to the information contained under the heading "Compensation and Other Information Concerning Directors and Officers" in the Definitive Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

  Information concerning security ownership of certain beneficial owners and management is hereby incorporated by reference to the information contained under the heading "Securities Ownership of Certain Beneficial Owners and Management" in the Definitive Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

  Information concerning certain relationships and related transactions is hereby incorporated by reference to the information contained under the heading "Certain Relationships and Related Transactions" in the Definitive Proxy Statement.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K
          --------------------------------------------------------------------

(a)(1) INDEX TO FINANCIAL STATEMENTS

  The following Financial Statements of the Registrant are filed as part of this report:

Balance Sheets as of December 31, 1996 and 1995.
-----------------------------------------------
  Statements of Income for the years ended December 31, 1996, 1995 and 1994. Statements of Stockholders' Equity for the years ended December 31, 1996,
   1995 and 1994.
  Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994. Notes to Financial Statements.
  Independent Auditors' Report.

(a)(2) INDEX TO FINANCIAL STATEMENT SCHEDULES

  The following Financial Statement Schedule of the Registrant is filed as part of this report:
                                                                   Page
                                                                   ----

  Schedule II  -  Valuation and Qualifying Accounts and Reserves...   S-1

  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying financial statements or Notes thereto.

(a)(3)   INDEX TO EXHIBITS

EXHIBIT NO.    DESCRIPTION
-----------    -----------
  3.1(1)   -   Second Restated Articles of Organization of the Company.

  3.2(2)   -   Amended and Restated By-Laws of the Company.

  4.1(2)   -   Specimen certificate representing the Common Stock.

  4.2      -   Second Restated Articles of Organization of the Company (see
               Exhibit 3.1).

  4.3      -   Amended and Restated By-Laws of the Company (see Exhibit 3.2).

  10.1(2)# -   1995 Stock Plan.

  10.2(2)# -   1995 Non-Employee Director Stock Option Plan.



  10.3(2)# -  Stock Option Plan dated April 15, 1993.

  10.4(2)# -  Stock Option Plan of Automated Component Technologies, Inc.
              dated April 15, 1993.

  10.5(2) Registration Rights Agreement dated February 8, 1995 by and among the Company, John A. Pino and certain other stockholders named therein.

  10.6(2)  -  Loan and Security Agreement dated December 16, 1994 by and among
              The First National Bank of Boston, State Street Bank and Trust
              Company, Citizens Bank of Massachusetts, and the Company.

  10.7(2)  -  Letter Agreement dated February 14, 1995 by and among The First
              National Bank of Boston, State Street Bank and Trust Company,
              Citizens Bank of Massachusetts and the Company regarding the Amended and Restated Loan and Security Agreement, as amended by the Letter Agreement dated March 22, 1995 by and among The First
              National Bank of Boston, as agent for the lenders, and the Company.

  10.8(2)  -  Lease dated April 1, 1985 between Re-Act Realty Trust and the
              Company, as amended by the First Amendment thereto dated October
              25, 1988, the Second Amendment thereto dated August 4, 1993 and the Third Amendment thereto dated February 7, 1995.

  10.9(2)  -  Lease dated October 1, 1988 between Re-Act Realty Trust, as amended by the First Amendment thereto dated August 4, 1993 and the Second Amendment thereto dated February 7, 1995.

  10.10(2) -  Lease dated July 16, 1993 between Kane Industrial Trust and
              Automated Component Technologies, Inc.

  10.11(2) -  Equipment Lease Agreement dated as of January 1, 1993 between Re-
              Act Realty Trust and the Company.

  10.12(2) -  Master Lease Agreement dated October 27, 1992 between BancBoston
              Leasing Inc. and the Company, Rider No. 1 to Master Lease
              Agreement between BancBoston Leasing Inc. and the Company and
              Rider No. 2 to Master Lease Agreement dated December 16, 1994 between BancBoston Leasing Inc. and the Company.

  10.13(2) -  Master Lease Agreement dated October 27, 1992 between BancBoston
              Leasing Inc. and Automated Component Technologies, Inc., Rider No.
              1 to Master Lease Agreement between BancBoston Leasing Inc. and
              Automated Component Technologies, Inc., Rider No. 2 to Master
              Lease Agreement dated December 16, 1994 between BancBoston Leasing
              Inc. and the Company, and Assumption Agreement dated December 15,
              1994 between BancBoston Leasing Inc., the Company and Automated
              Component Technologies, Inc.

  10.14(2) -  Notice and Acknowledgment of Assignment for Automated Component
              Technologies, Inc. Lease Schedules Nos. 1-6 dated June 20, 1994 between BancBoston Leasing Inc., ICON Cash Flow Partners L.P.,
              Series E and Automated Component Technologies, Inc.

  10.15(2) -  Notice and Acknowledgment of Assignment for Automated Component
              Technologies, Inc. Lease Schedules Nos. 7-9, 11 and 12 dated
              December 30, 1994 between BancBoston Leasing Inc., Citizens
              Leasing Corporation and the Company.



  10.16(2) -  Subordinated Security Agreement dated January 12, 1995 between
              BancBoston Leasing Inc. and the Company.

  10.17(2) -  Stock Purchase Agreement dated as of January 1, 1993 between
              Donald G. Polich, John A. Pino, the Company and Automated
              Component Technologies, Inc., as amended by the First Amendment dated February 8, 1995.

  10.18(2) -  Consulting Agreement dated as of August 4, 1993 between the
              Company and Re-Act Consulting as amended by the First Amendment thereto dated February 8, 1995.

  10.19(2) -  Consulting Agreement dated as of August 4, 1993 between Automated
              Component Technologies, Inc. and Re-Act Consulting as amended by the First Amendment thereto dated February 8, 1995.

  10.20(2) -  Noncompetition Agreement dated as of January 1, 1993 between the
              Company, John A. Pino and Donald G. Polich.

  10.21(2) -  Noncompetition Agreement dated as of January 1, 1993 between
              Automated Component Technologies, Inc., John A. Pino and Donald G.
              Polich as amended by the First Amendment thereto dated February 8, 1995.

  10.22(2) -  Letter Agreement dated as of January 1, 1993 from the Company and
              Automated Component Technologies, Inc. to Donald G. Polich, as amended by the First Amendment thereto dated February 8, 1995.

  10.23(3) -  Second Amendment dated March 1, 1996 to the Amended and Restated
              Loan and Security Agreement dated December 16, 1994 by and among
              The First National Bank of Boston, State Street Bank and Trust
              Company, Citizens Bank of Massachusetts, and the Company.

  10.24(4) -  Lease dated January 31, 1996 between Mansfield/Forbes Ltd.
              Partnership and the Company.

  10.25(5) -  Letter Agreement dated June 1996 by and among The First National
              Bank of Boston, State Street Bank and Trust Company, Citizen's
              Bank of Massachusetts and the Company.

  10.26(5) -  Revolving Credit Note dated December 16, 1994, as amended and restated, by the Company in favor of The First National Bank of Boston.

  10.27(5) -  Third Amendment dated July 1, 1996 to the Amended and Restated
              Loan and Security Agreement by and among The First National Bank of Boston, State Street Bank and Trust Company, Citizen's Bank of
              Massachusetts and the Company.

  10.28(5) -  Fourth Amendment dated August 16, 1996 to the Amended and
              Restated Loan  and Security Agreement by and among The First
              National Bank of Boston, State Street Bank and Trust Company,
              Citizen's Bank of Massachusetts and the Company.

  10.29(5) -  Fifth Amendment dated October 1, 1996 to the Amended and Restated
              Loan and Security Agreement by and among The First National Bank of Boston, State Street Bank and Trust Company, Citizen's Bank of
              Massachusetts and the Company.

  10.30(5) -  Split-Dollar Life Insurance Agreement Dated September 5, 1996 by
              and between the John A. Pino and Janet M. Pino Family Maintenance
              Trust and the Company.



  10.31*   -  Sixth Amendment dated November 6, 1996 to the Amended and
              Restated Loan and Security Agreement dated December 16, 1994 by and among The First National Bank of Boston, State Street Bank and
              Trust Company, Citizens Bank of Massachusetts, and the Company.

  11.1.*   -  Statement re: computation of earnings per share.

  21.1(1)  -  Subsidiaries of Registrant

  23.1*    -  Consent of Deloitte & Touche LLP.

  24.1     -  Power of Attorney (see Page 39 of this Form 10-K).

  27.1*    -  Financial Data Schedule

-------------------

(1) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(2) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-89532), as amended.

(3) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

(4) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.

(5) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

*    Filed herewith.

(#) Indicates a management contract or any compensatory plan, contract or arrangement.

(b)  REPORTS ON FORM 8-K

       Not applicable.

(c)  EXHIBITS
    The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) above.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ACT MANUFACTURING, INC.

Date:  March 28, 1997            By: /s/   John A. Pino
                                    ----------------------------
                                    John A. Pino
                                    President and
                                    Chief Executive Officer




                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John A. Pino and Douglass C. Greenlaw, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                 TITLE                       DATE
---------                                 -----                       ----

/s/ John A. Pino            President, Chief Executive Officer   March 28, 1997
--------------------------  and Director  (Principal Executive
John A. Pino                Officer)

/s/ Douglass C. Greenlaw    Vice President of Finance and        March 28, 1997
--------------------------  Administration and
Douglass C. Greenlaw        Chief Financial Officer
                            (Principal Financial and
                            Accounting Officer)

/s/ Edward T. Cuddy         Director                             March 28, 1997
--------------------------
Edward T. Cuddy

/s/ Bruce R. Gardner        Director                             March 28, 1997
--------------------------
Bruce R. Gardner

/s/ Donald G. Polich        Director                             March 28, 1997
--------------------------
Donald G. Polich

                                  SCHEDULE II
                                  -----------

                            ACT MANUFACTURING, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
             for the YEARS ENDED DECEMBER 31, 1996, 1995 and 1994

                                                                 Additions
                                           Balance at         Charged to Costs                       Balance at
                                      Beginning of Period      and Expenses         Deductions     End of Period
                                      -------------------     ----------------      ----------     -------------
Allowance for Doubtful
Accounts:
For the years ended December 31,          $ 150,000              $ 170,000           $  95,000     $  225,000
1994.............................

For the years ended December 31,            225,000                  1,594               1,594        225,000
1995.............................

For the years ended December 31,            225,000                 23,169              23,169        225,000
1996.............................


Inventory Reserve:

For the years ended December 31,          $ 215,000              $ 390,176           $ 165,176     $  440,000
1994.............................

For the years ended December 31,            440,000                301,476             160,156        581,320
1995.............................

For the years ended December 31,            581,320              2,648,541             325,744      2,904,117
1996.............................
