Form 10-Q
period 1997-03-31
ACT MANUFACTURING INC
filed 1997-05-15
CIK 937971

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549
                                  __________

                                   FORM 10-Q

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997

                                       or

          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
          For the Transition Period From __________ To __________

                       Commission File Number:  0-25560

                            ACT Manufacturing, Inc.
                            -----------------------
            (Exact name of registrant as specified in its charter)


        Massachusetts                                   04-2777507
        -------------                                   ----------
(State or other jurisdiction of                    (IRS Employer ID NO.)
incorporation or organization)

      108 Forest Avenue                                      01749
    Hudson, Massachusetts                                 ----------
    ----------------------                                (Zip Code)
    (Address of principal
     executive offices)

Registrant's telephone number, including area code:  (508) 562-1200
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

                Yes   X              No
                     ---               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock                 8,827,200 Shares
--------------                ----------------
    (Class)             (Outstanding on May 9, 1997)

                            ACT Manufacturing, Inc.

                              INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION

ITEM 1 - Financial Statements:
------------------------------

Condensed Statements of Income for the three months ended March 31, 1997 and March 31, 1996.

Condensed Balance Sheets as of March 31, 1997 and December 31, 1996.

Condensed Statements of Cash Flows for the three months ended March 31, 1997 and March 31, 1996.

Notes to Financial Statements.

ITEM 2 - Management's Discussion and  Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------

PART II.  OTHER INFORMATION


ITEM 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

Signatures

Exhibit Index

Exhibit 10

Exhibit 11

Exhibit 27

                            ACT MANUFACTURING, INC.
                        CONDENSED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                      Three Months Ended March 31,
                                      ----------------------------

                                                1997        1996
                                          ----------  ----------

Net Sales                                 $   70,250  $   40,516
Cost of goods sold                            61,208      35,748
                                          ----------  ----------
Gross profit                                   9,042       4,768

Selling, general and administrative            2,892       2,070
 expenses                                 ----------  ----------
Operating income                               6,150       2,698
                                          ----------  ----------

Interest and other (income) expense, net         548          (5)
                                          ----------  ----------
Income before provision for income taxes       5,602       2,703

Provision for income taxes                     2,241       1,081
                                          ----------  ----------
Net income                                $    3,361  $    1,622
                                          ==========  ==========

Net income per common share                     $.37        $.18
                                          ==========  ==========
Weighted average shares outstanding        9,127,426   8,965,695
                                          ==========  ==========


The accompanying notes are an integral part of these financial statements.

                            ACT MANUFACTURING, INC.
                           CONDENSED BALANCE SHEETS
                                (in thousands)
                                  (unaudited)

                                         March 31, 1997  December 31, 1996
                                         --------------  -----------------
         ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                     $  5,251           $  5,054
 Accounts receivable trade, net                  48,866             41,475
 Inventory                                       50,605             53,994
 Deferred taxes                                   1,487              1,487
 Prepaid expenses and other assets                  324                489
                                               --------           --------
   Total current assets                         106,533            102,499
                                               --------           --------
PROPERTY AND EQUIPMENT- Net                       4,745              4,635
OTHER ASSETS                                        432                461
                                               --------           --------
TOTAL                                          $111,710           $107,595
                                               ========           ========

          LIABILITIES AND
       STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt             $     38           $     38
 Accounts payable                                27,878             26,154
 Accrued expenses                                 3,914              5,216
                                               --------           --------
   Total current liabilities                     31,830             31,408
                                               --------           --------
LONG-TERM DEBT - Less current portion            29,378             29,055
                                               --------           --------
STOCKHOLDERS' EQUITY
 Common stock                                        88                 88
 Additional paid-in capital                      33,209             33,201
 Retained earnings                               17,205             13,843
                                               --------           --------
   Total stockholders' equity                    50,502             47,132
                                               --------           --------
TOTAL                                          $111,710           $107,595
                                               ========           ========

The accompanying notes are an integral part of these financial statements.


                            ACT MANUFACTURING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      1997            1996
                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income...........................          $  3,361        $  1,622
     Adjustments to reconcile net income            --------        --------
       to net cash provided by (used for)
       operating activities:
           Deferred taxes.................                 -               -
           Depreciation and amortization..               332             225
           Increase (decrease) in cash
            from:
                 Accounts receivable -
                  trade...................            (7,391)         (8,643)
                 Inventory................             3,389         (12,237)
                 Prepaid expenses and
                  other assets............               165              61
                 Accounts payable.........             1,724           9,982
                 Accrued expenses.........            (1,302)           (206)
                                                    --------        --------
Total adjustments.........................            (3,083)        (10,818)
                                                    --------        --------
Net cash provided by (used for)
 operating activities.....................               278          (9,196)
                                                    --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and
      equipment...........................              (425)           (716)
     (Increase) decrease in other
      assets..............................                12             (87)
                                                    --------        --------
Net cash used for investing activities....              (413)           (803)
                                                    --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under line-of credit
      agreements..........................            50,532          17,666
     Repayments under line-of-credit
      agreements..........................           (50,192)        (10,485)
     Repayments of long-term debt.........               (17)            (25)
     Net proceeds from sale of stock......                 9               -
                                                    --------        --------
Net cash provided by financing
 activities...............................               332           7,156
                                                    --------        --------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                        197          (2,843)

CASH AND CASH EQUIVALENTS BEGINNING OF
 YEAR.....................................             5,054           7,097
                                                    --------        --------
CASH AND CASH EQUIVALENTS END OF PERIOD...          $  5,251        $  4,254
                                                    ========        ========

The accompanying notes are an integral part of these financial statements

                            ACT MANUFACTURING, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. The unaudited interim condensed financial statements furnished herein reflect all adjustments, which in the opinion of management are of a normal recurring nature, necessary to fairly state the Company's financial position, cash flows and the results of operations for the periods presented and have been prepared on a basis substantially consistent with the audited financial statements.

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These condensed interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the period ending December 31, 1996 filed with the Securities and Exchange Commission.

2. Inventory consisted of the following at:

(in thousands)
                   March 31, 1997  December 31, 1996
                   --------------  -----------------

Raw material              $35,778            $37,698
Work in process            14,168             15,853
Finished goods                659                443
                          -------            -------

TOTAL                     $50,605            $53,994
                          =======            =======


3. Net income per common share is based on the weighted average number of common and dilutive common equivalent shares (common stock options) outstanding during the period, using the provisions of Accounting Principles Board Opinion No. 15 "Earnings per share." Dilutive common equivalent shares represent shares issuable upon exercise of stock options, calculated using the treasury stock method. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be antidilutive, except in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83.

In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per share," which the company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the quarters ended March 31, 1997 and 1996, reported earnings per share on a pro forma basis would have been as follows:

           Three Months Ended March 31,
           ----------------------------
               1997           1996
           -------------  -------------
Basic              $ .38          $ .19
Diluted              .37            .18


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying financial statements for the periods specified and the associated notes. Further reference should be made to the Company's Annual Report on Form 10-K for the period ending December 31, 1996.

Overview
--------

The Company provides value-added, turnkey contract manufacturing services for emerging and major Original Equipment Manufacturers ("OEM's") in the commercial electronics industry. The Company's manufacturing services include complex Printed Circuit Board ("PCB") assemblies, mechanical and molded cable and harness assemblies, electromechanical sub-assemblies and total system assemblies and integration. As an integral part of its service to OEM customers, the Company provides advanced manufacturing and test engineering and materials management across the full range of the Company's assembly services.

The Company's principal manufacturing facilities are located in four leased facilities in Massachusetts containing an aggregate of 204,000 square feet.

As of March 31, 1997, the Company had 777 employees, including 711 in manufacturing and related activities and 66 in sales, marketing and administrative services.

Three Months Ended March 31, 1997 and 1996
------------------------------------------

Net sales increased 73% to $70.3 million for the three months ended March 31, 1997 from $40.5 million for the same period in 1996. This increase was attributed principally to increased volume in PCB assembly sales to existing customers in the first quarter of 1997.

Gross profit increased 90% to $9.0 million for the three months ended March 31, 1997 compared to $4.8 million for the same period in 1996. Gross margin increased to 12.9% for the three months ended March 31, 1997 from 11.8% for the same period in 1996 due primarily to increased absorption of manufacturing overhead associated with the Company's PCB assembly operation.

Selling, general and administrative expenses increased 40% to $2.9 million, or 4.1% of net sales, for the three months ended March 31, 1997 compared to $2.1 million, or 5.1% of net sales, for the three months ended March 31, 1996. This decrease as a percentage of net sales reflects the results of the continued growth in the Company's business which allowed for higher utilization of fixed costs and a greater proportion of net sales being made directly by the Company.

Operating income increased 128% to $6.2 million, or 8.8% of net sales, for the three months ended March 31, 1997 compared to $2.7 million, or 6.7% of net sales for the three months ended March 31, 1996 as a result of the above factors.

Interest and other expense was $548,000 for the three months end March 31, 1997 compared to interest income net of other expense of $5,000 for the three months ended March 31, 1996. Interest and other expenses consisted principally of fees and interest expense to the Company's bank lenders. Interest income consisted of the proceeds from the investment of the Company's cash and cash equivalents and marketable securities. The change resulted principally from additional borrowings on the Company's line of credit for working capital requirements.

Liquidity and Capital Resources
-------------------------------

Traditionally, the Company has financed its growth and operations through earnings and borrowings. The Company has experienced a significant increase in working capital as the business has grown. At March 31, 1997, the Company had working capital of $74.7 million compared to $71.1 million at December 31, 1996. The net increase was due to the growth in accounts receivable associated with an increase in sales partially offset by a reduction of inventory and growth in accounts payable.

The Company had a secured revolving credit facility of $50.0 million at March 31, 1997. As of March 31, 1997 there was $29.0 million outstanding under the available credit facility. The Company anticipates that its cash requirements for at least the next twelve months will be satisfied by cash flow from operations and the use of the Company's existing bank credit and equipment lease facilities.

In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per share," which will be effective during the fourth quarter of 1997. SFAS No. 128 will require the company to restate all previously reported earnings per share information to conform with the new pronouncement's requirements.

Cautionary Statements
---------------------

  The Private Securities Litigation Reform Act of 1995 (the "Act") contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involve risk and uncertainties. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's objectives and plans for future operations, and the Company's expected liquidity and capital resources). The following cautionary statements should be considered carefully in evaluating the Company and its business. The factors discussed in these cautionary statements, among other factors, could cause actual results to differ materially from those contained in the forward-looking statements made in this Quarterly Report and presented elsewhere by management from time to time. These cautionary statements are being made pursuant to the provisions of the act and with the intention of obtaining the benefits of the safe harbor provisions of the Act.

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

  Concentration of Printed Circuit Board Business in Northeastern United States
  ------------------------------------------------------------------------------

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

        10. Seventh Amendment dated February 28, 1997 to the Amended and Restated Loan and Security Agreement by and among The First National Bank of Boston, State Street Bank & Trust Company, Citizen's Bank of Massachusetts and ACT Manufacturing, Inc.

        11.  Weighted Shares Used in Computation of Earnings per Share

        27.  Financial Data Schedule

(b)     Report on Form 8-K.

             The registrant did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ACT MANUFACTURING, INC.



May 9, 1997                         /s/  John A. Pino
                                    ------------------------------------
                                    John A. Pino
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/  Douglass C. Greenlaw
                                    ------------------------------------
May 9, 1997                         Douglass C. Greenlaw
                                    Vice President of Finance and
                                    Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.
-----------

10. Seventh Amendment dated February 28, 1997 to the Amended and Restated Loan and Security Agreement by and among The First National Bank of Boston, State Street Bank & Trust Company, Citizen's Bank of Massachusetts and ACT Manufacturing, Inc.

11.   Weighted Shares Used in Computation of Earnings per Share

27.   Financial Data Schedule