Form 10-Q
period 1997-06-30
ACT MANUFACTURING INC
filed 1997-08-14
CIK 937971

                      SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                                   __________

                                   FORM 10-Q

          (X) Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1997

                                       or

         (   ) Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
            For the Transition Period From __________ To __________

                        Commission File Number:  0-25560

                            ACT Manufacturing, Inc.
                            -----------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                 04-2777507
(State or other jurisdiction of                 (IRS Employer ID NO.)
incorporation or organization)

       108 Forest Avenue                                01749
      Hudson, Massachusetts                             -----
      ---------------------                          (Zip Code)
      (Address of principal
        executive offices)


Registrant's telephone number, including area code:  (508) 562-1200
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

                Yes   X          No
                     ----          ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Common Stock                      9,049,746 Shares
             --------------             ------------------------------
                (Class)                 (Outstanding on August 8, 1997)

                            ACT Manufacturing, Inc.

                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION

ITEM 1 - Financial Statements:
----------------------------------------

Condensed Consolidated Statements of Income for the three and six months ended June 30, 1997 and 1996.

Condensed Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996.

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996.

Notes to Financial Statements.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

PART II.  OTHER INFORMATION

ITEM 2 - Changes in Securities
------------------------------

ITEM 4 - Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

ITEM 6 - Exhibits and Reports on Form  8-K
------------------------------------------

Signatures

Exhibit Index

Exhibit 3

Exhibit 10

Exhibit 11

Exhibit 27

PART I.  FINANCIAL INFORMATION

                            ACT MANUFACTURING, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (unaudited - in thousands, except share data)

                                        THREE MONTHS ENDED JUNE 30,
                                        --------------------------
                                             1997        1996
                                          ----------  ----------

Net sales                                 $   72,364  $   52,155
Cost of goods sold                            62,868      45,627
                                          ----------  ----------
Gross profit                                   9,496       6,528

Selling, general and administrative
expenses                                       2,922       2,396
                                          ----------  ----------
Operating income                               6,574       4,132

Interest and other expense, net                  522         377
                                          ----------  ----------
Income before provision for income taxes       6,052       3,755

Provision for income taxes                     2,421       1,502
                                          ----------  ----------
Net income                                $    3,631  $    2,253
                                          ==========  ==========

Net income per common share (Note 4)            $.39        $.25
Weighted average shares outstanding        9,349,251   9,010,984


                                        SIX MONTHS ENDED JUNE 30,
                                        -------------------------
                                            1997          1996
                                         ----------    ----------

Net sales                                 $  142,613  $   92,671
Cost of goods sold                           124,076      81,375
                                          ----------  ----------
Gross profit                                  18,537      11,296

Selling, general and administrative
expenses                                       5,813       4,466
                                          ----------  ----------
Operating income                              12,724       6,830

Interest and other expense, net                1,070         372
                                          ----------  ----------
Income before provision for income taxes      11,654       6,458

Provision for income taxes                     4,661       2,583
                                          ----------  ----------
Net income                                $    6,993  $    3,875
                                          ==========  ==========

Net income per common share (Note 4)            $.75        $.43
Weighted average shares outstanding        9,317,872   8,967,163

The accompanying notes are an integral part of these financial statements.

                            ACT MANUFACTURING, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                          UNAUDITED
                                        JUNE 30, 1997   DECEMBER 31, 1996
                                        -------------   -----------------
               ASSETS

CURRENT ASSETS:
   Cash and cash equivalents               $  5,231         $  5,054
   Accounts receivable trade, net            49,732           41,475
   Inventories (Note 3)                      49,303           53,994
   Deferred taxes                             1,409            1,487
   Prepaid expenses and other assets            883              489
                                           --------         --------
       Total current assets                 106,558          102,499

PROPERTY AND EQUIPMENT-Net                    7,543            4,635

OTHER ASSETS (Note 2)                         6,601              461
                                           --------         --------

TOTAL                                      $120,702         $107,595
                                           ========         ========

         LIABILITIES AND
       STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable - bank                     $  1,937         $      -
   Current portion of long-term debt            438               38
   Accounts payable                          30,099           26,154
   Accrued expenses                           4,793            5,216
                                           --------         --------
        Total current liabilities            37,267           31,408
                                           --------         --------

LONG-TERM DEBT - Less current portion        23,646           29,055
 (Note 5)                                  --------         --------

STOCKHOLDERS' EQUITY:
   Common stock (Note 6)                         90               88
   Additional paid-in capital                38,862           33,201
   Retained earnings                         20,837           13,843
                                           --------         --------
       Total stockholders' equity            59,789           47,132
                                           --------         --------

TOTAL                                      $120,702         $107,595
                                           ========         ========

The accompanying notes are an integral part of these financial statements.

                            ACT MANUFACTURING, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                             SIX MONTHS ENDED JUNE 30,
                                                            ---------------------------
                                                                1997           1996
                                                            -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................     $   6,993      $  3,875
                                                               ---------      --------
  Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
      Deferred taxes......................................            78             -
      Depreciation and amortization.......................           730           487
      Increase (decrease) in cash from:
        Accounts receivable - trade.......................        (5,439)      (17,322)
        Inventory.........................................         6,515       (18,432)
        Prepaid expenses and other assets.................           (90)         (130)
        Accounts payable..................................         1,886        10,499
        Accrued expenses..................................        (1,804)          886
                                                               ---------      --------

Total adjustments.........................................         1,876       (24,012)
                                                               ---------      --------

Net cash provided by (used for) operating activities......         8,869       (20,137)
                                                               ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment.....................          (901)       (1,278)
  Purchases of businesses, net of cash acquired (Note 2)..        (1,150)            -
  Increase in other assets................................          (228)         (107)
                                                               ---------      --------

Net cash used for investing activities....................        (2,279)       (1,385)
                                                               ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line-of-credit agreements..............       118,351        44,167
  Repayments under line-of-credit agreements..............      (125,136)      (25,817)
  Repayments of long-term debt............................           (42)          (58)
  Net proceeds from sale of stock.........................           414           238
                                                               ---------      --------

Net cash provided by (used for) financing activities......        (6,413)       18,530
                                                               ---------      --------

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS..........................................           177        (2,992)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..............         5,054         7,097
                                                               ---------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD..................     $   5,231      $  4,105
                                                               =========      ========

The accompanying notes are an integral part of these financial statements.

                            ACT MANUFACTURING, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------

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

The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the period ending December 31, 1996 filed with the Securities and Exchange Commission.


2.  ACQUISITIONS
----------------

Effective June 9, 1997, the Company acquired substantially all of the assets and liabilities of Electronic Systems International ("ESI") located in Norcross, Georgia. ESI is a leading contract electronics manufacturer to customers throughout the southeastern United States. Under the terms of the agreement, the Company acquired assets and liabilities of ESI in exchange for 190,546 shares of the Company's common stock plus acquisition costs. The per share market value of the Company's common stock on the date of the purchase was $27.50.

Effective June 10, 1997, the Company acquired all of the outstanding stock of SignMax Limited ("SignMax"), a cable and harness manufacturing company based in Dublin, Ireland. Under the terms of the purchase agreement, substantially all of the outstanding common shares of SignMax were acquired for cash of $1,000,000 plus acquisition costs.

The transactions were accounted for as purchases in accordance with APB Opinion No.16 "Business Combinations." The preliminary allocation of purchase price for these transactions has resulted in goodwill of approximately $5,945,000 including $5,070,000 attributed to the excess of purchase price over net assets and $875,000 ($725,000 accrued) of acquisition costs, including costs of consolidation of operations and professional fees. The Company attributes the goodwill to the expected ability to expand sales in these new geographic markets, utilizing the acquired existing business infrastructure, and geographic market presence as a basis for expansion. Goodwill will be amortized over a period of fifteen years using the straight-line method of amortization. The operating results of the acquired businesses from the dates of purchase are included in and had an insignificant effect on the Company's Consolidated Statements of Income for the three and six month periods ended June 30, 1997. Pro forma information has not been provided as the operations of the acquired businesses are not material to the consolidated results of operations or financial position of the Company.

3.  INVENTORIES
    -----------

Inventories consisted of the following at:

   (in thousands)  June 30, 1997  December 31, 1996
                   -------------  -----------------

Raw material             $31,605            $37,698
Work in process           16,914             15,853
Finished goods               784                443
                         -------            -------

Total                    $49,303            $53,994
                         =======            =======

4.  EARNINGS PER SHARE
----------------------

Net income per common share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are attributable to stock options and are calculated using the treasury stock method.

In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the periods ended June 30, 1997 and 1996, reported earnings per share on a pro forma basis would have been as follows:

                Three Months Ended June 30,  Six Months Ended June 30,
                ---------------------------  -------------------------
                   1997         1996             1997           1996
                   ----         ----             ----           ----

     Basic      $ .41          $ .26               $ .79       $ .44
     Diluted      .39            .25                 .75         .43


5.  LONG-TERM DEBT
------------------

During the second quarter of 1997 the Company amended its line of credit agreement, effective March 31, 1997, increasing the limit on borrowings up to $50.0 million and extending the termination date until April, 2000. Including a $2.3 million line-of credit facility added through acquisition during the quarter, on a consolidated basis the Company had secured revolving credit facilities of $52.3 million at June 30, 1997, of which $23.7 million was utilized and $20.3 million was available for use.


6.  COMMON STOCK
----------------

On May 20, 1997 the Company's stockholders approved an increase in the number of authorized shares of common stock from 20 million to 30 million.

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


OVERVIEW
--------

The Company provides value-added, electronic manufacturing services for original equipment manufacturers ("OEM'S") in the networking, computer, telecommunications, medical and industrial equipment markets. The Company targets high-mix, moderate volume production of the complex, leading-edge commercial market applications of emerging and established OEM customers, which generally require technologically-advanced and flexible manufacturing as well as a higher degree of value-added services. The Company supplies OEMs with complex printed circuit board ("PCB") assemblies primarily utilizing advanced surface mount technology ("SMT"), mechanical and molded cable and harness assemblies, electro-mechanical sub-assemblies, total system assembly and integration. As an integral part of its service to OEM customers, the Company provides advanced manufacturing and test engineering, flexible materials management, and comprehensive test services, as well as product repair, packaging, order fulfillment and distribution services.

During the second quarter of 1997 the Company acquired businesses operating in Norcross, Georgia and Dublin, Ireland, as described in Note 2 to the Financial Statements. The operating results of the acquired businesses from the dates of purchase are included in and had an insignificant effect on the Company's Consolidated Statements of Income for the three and six month periods ended June 30, 1997.

The Company manufactures at six leased facilities having an aggregate of 257,000 square feet. Four of the facilities are located in Massachusetts. In the fourth quarter of 1997 the Company expects to occupy and begin manufacturing in a 45,000 square foot addition to its Hudson, Massachusetts facilities. In the second quarter of 1997 the Company acquired operations with leased facilities in Norcross, Georgia and Dublin, Ireland. In early 1998 the Company expects to occupy and begin manufacturing in a new 45,000 square foot leased facility in Dublin, Ireland and consolidate operations from the existing Dublin facility into the new plant.

As of June 30, 1997 the Company had 1,042 employees, up from 799 employees at December 31, 1996 and including 215 added in the second quarter of 1997 through acquisitions.


RESULTS OF  OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 AND 1996
------------------------------------------------------------------

Net sales increased 39% to $72.4 million for the three month period ended June 30, 1997 from $52.2 million for the same period in 1996. The increase was attributable principally to increased volume in PCB assembly sales to new and existing customers.

Gross profit increased 45% to $9.5 million for the three months ended June 30, 1997 compared with $6.5 million for the same period in 1996. Gross margin increased to 13.1% for the three months ended June 30, 1997 from 12.5% for the same period in 1996, as the Company's product mix remained stable and the benefits of manufacturing efficiency improvements were realized.

Selling, general and administrative (SG&A) expenses increased 22% to $2.9 million, or 4.0% of net sales, for the three months ended June 30, 1997 compared with $2.4 million, or 4.6% of net sales, for the three months ended June 30, 1996. The decrease in SG&A expenses as a percentage of net sales for the second quarter of 1997 compared with the same period in 1996 reflects the effects of continued growth in the Company's business which has allowed for higher utilization of fixed costs, as well as an increased proportion of sales being made directly by the Company.

Operating income increased 59% to $6.6 million, or 9.1% of net sales, for the three months ended June 30, 1997 compared with $4.1 million, or 7.9% of net sales, for the same period in 1996 as a result of the above factors.

Interest and other expense was $0.5 million for the three months ended June 30, 1997 compared with $0.4 million for the same period in 1996. Interest and other expense consisted principally of interest charges on debt.


RESULTS OF  OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 AND 1996
----------------------------------------------------------------

Net sales increased 54% to $142.6 million for the six month period ended
June 30, 1997 from $92.7 million for the same period in 1996. The increase was attributable principally to increased volume in PCB assembly sales to new and existing customers, offset by lower sales to 3Com Corporation. Sales to 3Com Corporation are expected to be insignificant for the remainder of 1997.

Gross profit increased 64% to $18.5 million for the six months ended June 30, 1997 compared with $11.3 million for the same period in 1996. Gross margin increased to 13.0% for the six months ended June 30, 1997 from 12.2% for the same period in 1996, as the Company's product mix remained stable and the benefits of manufacturing efficiency improvements were realized.

Selling, general and administrative (SG&A) expenses increased 30% to $5.8 million, or 4.1% of net sales, for the six months ended June 30, 1997 compared with $4.5 million, or 4.8% of net sales, for the six months ended June 30, 1996. The decrease in SG&A expenses as a percentage of net sales for the first half of 1997 compared with the same period in 1996 reflects the effects of continued growth in the Company's business which has allowed for higher utilization of fixed costs, as well as an increased proportion of sales being made directly by the Company.

Operating income increased 86% to $12.7 million, or 8.9% of net sales, for the six months ended June 30, 1997 compared with $6.8 million, or 7.4% of net sales, for the same period in 1996 as a result of the above factors.

Interest and other expense was $1.1 million for the six months ended June 30, 1997 compared with $0.4 million for the same period in 1996. The increase in net expense resulted principally from additional borrowings on the Company's line of credit to support working capital requirements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------------

The Company had working capital of $69.3 million at June 30, 1997 compared with $71.1 million at December 31, 1996. Operating activities generated $8.9 million of cash for the first six months of 1997 compared with $20.1 million of cash usage for the same period in 1996. Use of cash in the first six months of 1996 supported the Company's high level of growth in 1996. Cash used for property, equipment and acquisition related investing activities was $2.3 million for the first six months of 1997 compared with $1.4 million for the same period in 1996.

While the Company assumed approximately $3.3 million in debt obligations through acquisitions during the second quarter of 1997, the Company's total debt and notes payable have decreased by approximately $3.1 million since December 31, 1996 as a result of net repayments on the Company's line of credit.

During the second quarter of 1997 the Company amended its line of credit agreement, effective March 31, 1997, increasing the limit on borrowings up to $50.0 million, subject to availability, and extending the termination date to April, 2000. Including a $2.3 million line of credit facility added through acquisition during the second quarter of 1997, on a consolidated basis the Company had secured revolving credit facilities of $52.3 million at June 30, 1997, of which $23.7 million was utilized and $20.3 million was available for use. In addition, at June 30, 1997 the Company's equipment lease line of $20.0 million had $9.2 million available for use and $10.8 million utilized for outstanding commitments.

The Company's need for, cost of and access to funds are dependent in the long-term on future operating results as well as conditions external to the Company. The Company believes that its current sources of and access to capital are adequate to support operations for the next twelve months.


NEWLY ISSUED ACCOUNTING STANDARDS
---------------------------------

In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which will be effective during the fourth quarter of 1997. SFAS No. 128 will require the Company to restate all previously reported earnings per share information to conform with the new pronouncement's requirements. See Notes to Consolidated Financial Statements for pro forma information.


CAUTIONARY STATEMENTS
---------------------


The Private Securities Litigation Reform Act of 1995 (the "Act") contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involve risks and uncertainties. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's objectives and plans for future operations, and the Company's expected liquidity and capital resources). The following cautionary statements should be considered carefully in evaluating the Company and its business. The factors discussed in these cautionary statements, among other factors, could cause actual results to differ materially from those contained in the forward-looking statements made in this Report and presented elsewhere by management from time to time. These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the safe harbor provisions of the Act.

Customer and Market Concentration and Dependence on Electronics Industry

For the six months ended June 30, 1997, the Company's five largest customers accounted for approximately 77% of the Company's net sales. Sales to Bay Networks, Inc. at 27% of total net sales compared with 13% for 1996, Ascend Communications, Inc. (as successor to Cascade Communications, Inc.) at 15% of total net sales compared with 20% for 1996, EMC Corporation at 12% of total net sales compared with 7% for 1996, Motorola Corporation at 12% of total net sales compared with 13% for 1996 and 3Com Corporation at 12% of total net sales compared with 17% for 1996. Sales to 3Com Corporation are expected to be insignificant for the remainder of 1997. As sales to individual customers fluctuate from period to period the Company's results will depend on the extent to which these fluctuations are offsetting. Also, the Company's results will depend to a significant extent on the success achieved by its OEM customers in marketing their products and the Company's ability to diversify its customer base in order to reduce its reliance on its major customers. There can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers, a significant reduction in purchases from such customers, discontinuance of products manufactured by the Company, or developments adverse to the Company's customers or their products could have a material adverse effect on the Company's financial condition and results of operations. For example, the Company experienced a reduction in net sales from the second to the third quarters of 1995 as a result of a significant reduction in orders from its then principal customer, Chipcom Corporation, which was subsequently acquired by 3Com Corporation. While 3Com Corporation remained an active customer of the Company through the second quarter of 1997, 3Com Corporation has altered its outsourcing strategy and net sales to 3Com Corporation by the Company are expected to be insignificant for the remainder of 1997. In addition, while the Company has not experienced any difficulty in being paid by its major customers in recent years, the Company could be adversely affected if a major customer were unable or unwilling to pay for products and services on a timely basis or at all.

The Company's customer base has historically been concentrated in a limited number of segments within the electronics industry. These industry segments, and the electronics industry as a whole, are subject to high competition, rapid technological changes, significant fluctuation in product demand, relatively short product life-cycles, and consequent product obsolescence. Developments adverse to such industry segments could have a negative effect on the Company. The industry segments served by the Company are also subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. A recessionary period or other event leading to excess capacity or downturn affecting the electronics industry generally or one or more of the industry segments served by the Company would likely result in intensified price competition, reduced gross margins and a decrease in net sales versus the Company's operating expectations, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Variability of Customer Requirements; Nature and Extent of Customer Commitments on Orders

The level and timing of orders placed by the Company's OEM customers vary due to customer attempts to manage inventory, changes in the OEM's manufacturing strategy and variation in demand for customer products due to, among other things, introduction of new products, product life cycles, competitive conditions or industry or general economic conditions. The Company generally does not obtain long-term purchase orders or commitments but instead works with its customers to anticipate the future volume of orders. Based on such anticipated future volumes, the Company makes significant commitments regarding the levels of business that it will seek and accept, the timing of production schedules and the levels and utilization of personnel and other resources. From time to time, the Company will purchase components without a customer commitment to pay for them. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were either previously made or anticipated. Generally, customers may cancel, reduce or delay purchase orders and commitments without penalty. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations.

Fluctuations in Operating Results

The Company's quarterly operating results have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. The variability of the level and timing of orders from, and shipments to, major customers may result in significant periodic and quarterly fluctuations in the Company's results of operations. A substantial portion of net sales in a given quarter may depend on obtaining and fulfilling orders for assemblies to be manufactured and shipped in the same quarter in which those orders are received. In addition to the variability resulting from the short-term nature of its customers' commitments, other factors have contributed, and may in the future contribute, to such fluctuations. These factors include, among other things, customers' announcement and introduction of new products or new generations of products, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, effectiveness in managing manufacturing processes, changes in cost and availability of labor and components, efficiencies achieved by the Company in managing inventory and fixed assets, a shift in the Company's product and service mix which results in fluctuating margins, capacity utilization, inventory obsolescence, currency exchange rate movements, acquisitions and related charges and expenses, competition in the electronic manufacturing services market, trends in the electronic industry and changes or anticipated changes in economic conditions. An interruption in manufacturing resulting from shortages of parts or equipment, fire, earthquake or other natural disaster, equipment failure or otherwise could have a material adverse effect on the Company's business, financial condition and results of operations. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's operating expenses are relatively fixed, any unanticipated shortfall in revenue in a quarter may have an adverse impact on the Company's business, financial condition and results of operations for that quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

As a result of the foregoing or other factors, it is possible that in some future period the Company's results of operations may fail to meet the expectations of securities analysts or investors, and the price of the Company's Common Stock would then be materially adversely affected.

Competition

The electronics manufacturing services industry is a highly competitive industry. The Company competes against numerous U.S. and foreign contract manufacturers. The Company also faces competition from a number of local and regional contract manufacturers. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Certain of the Company's competitors have substantially greater manufacturing, financial, systems and marketing resources than the Company. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their services than the Company. The Company may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power from component suppliers or who have lower cost structures. The Company's basic technology is generally not resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that the principal competitive factors in the segments of the contract manufacturing industry in which it operates are technology, service, manufacturing capability, quality, geographic location, price, reliability, timeliness in delivering finished products and flexibility in adapting to customers needs. There can be no assurance that competition from existing or potential competitors will not have a material adverse effect on the Company's results of operations.

Management of Growth

The Company has grown rapidly in recent years and continues to expand its operations, all of which has placed, and will continue to place, a significant strain on the Company's management, operations, technical, financial, systems and other resources. The Company's ability to manage its growth will require it to continue to invest in its operational, financial and management information systems, as well as to develop further the management skills of its managers and supervisors and to retain, motivate and effectively manage its employees. If the Company's management is unable to manage growth effectively, the quality of the Company's services and products, its ability to retain key personnel and its results of operations could be materially and adversely affected. Competition for personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future, especially engineering personnel. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence Upon Key Personnel and Skilled Employees

The Company's continued success has been largely dependent upon the skills and efforts of John A. Pino, its President and Chief Executive Officer, and other key executive and managerial, sales and technical employees. None of the senior management or other key employees of the Company is subject to any employment contract and the Company does not maintain any key-man life insurance on any of its key executives. The loss of services of any of its officers or other key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, continued growth and development of the Company will require that, despite significant competition, it attract, motivate and retain additional skilled and experienced managerial, sales and technical personnel. There can be no assurance that the Company will be able to attract, motivate and retain personnel with the skills and experience needed to successfully manage the Company's business and operations.

Availability of Key Components

The Company and many of its customers rely on a single or limited number of third-party suppliers for many components used in the assembly process. Shortages of certain electronic components have occurred from time to time. In addition, due to the Company's utilization of just-in-time inventory techniques, the timely availability of many components to the Company is dependent on the Company's ability to continuously develop accurate forecasts of customer volume requirements. Component shortages could result in manufacturing and shipping delays or increased component prices which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has historically been able to enter into advantageous arrangements from time to time for the supply of certain limited availability components. To the extent that the Company is unable to source key components for the reasons cited above or otherwise, the Company's results of operations could be materially adversely affected.

Technological Change and Process Development

The market for the Company's manufacturing services is characterized by rapidly changing technology and continuing process development. The continued success of the Company's business will depend in large part upon its ability to maintain and enhance its technological capabilities, develop and market manufacturing services which meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. Although management believes that the Company's operations utilize the assembly and testing technologies and equipment currently required by the Company's customers, there can be no assurance that the Company's process development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render the Company's technology, equipment or processes obsolete or uncompetitive. In addition, to the extent that the Company determines that new assembly and testing technologies and equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment may require significant expense or capital investment by the Company.

Risks of International Operations

The Company has recently acquired operations in Dublin, Ireland and is currently expanding its Dublin operations. In addition, the Company may expand into other geographic regions. The Company is affected by economic and political conditions in the countries in which it does business, including fluctuations in the value of currency, duties, possible employee turnover, labor unrest, less developed infrastructure, longer payment cycles, greater difficulty in collecting accounts receivable and the burdens and costs of compliance with a variety of foreign laws. Changes in policy by the U.S. or foreign governments resulting in, among other things, increased duties, increased regulatory requirements, higher taxation, currency conversion limitations, restrictions on the transfer of funds or limitations on imports or exports could also have a material adverse effect on the Company. The Company could also be adversely affected if the current policies encouraging foreign investment or foreign trade by its host countries were to be reversed.

Expanding Facilities and Manufacturing Capacity

      The Company believes its long-term competitive position depends in part on its ability to increase manufacturing capacity. The Company may obtain such additional capacity through acquisitions or expansion of its current facilities. The Company is currently expanding its Hudson, Massachusetts facilities by 45,000 square feet and expects to relocate its Dublin, Ireland operations to a new 45,000 square foot facility currently under construction. The acquisition and expansion of facilities will require substantial additional capital, and there can be no assurance that such capital will be available from cash generated by current operations. Further, there can be no assurance that the Company will be able to acquire sufficient capacity or successfully integrate and manage such additional facilities. In addition, the Company's expansion of its manufacturing capacity has significantly increased and will continue to significantly increase its fixed costs, and the future profitability of the Company will depend on its ability to utilize its manufacturing capacity in an effective manner. The failure to obtain sufficient capacity or to successfully integrate and manage additional manufacturing facilities could adversely impact the Company's relationships with its customers and materially adversely affect the Company's business, financial condition and results of operations.

Acquisitions and Geographical Expansion

In June 1997, the Company acquired substantially all of the assets of Electronic Systems International located in Norcross, Georgia. The acquired company provides electronics manufacturing services, primarily consisting of PCB assemblies and systems assemblies to customers based primarily in the southeastern United States. In addition, also in June 1997, the Company completed the acquisition of SignMax Limited, located in Dublin, Ireland. SignMax Limited is a contract manufacturer of cable and harness assemblies. The Company has limited experience in integrating acquired companies into its operations, in expanding the scope of operations of acquired businesses, and in operating in the southeastern United States or overseas. Therefore, there can be no assurance that the Company will operate the acquired businesses profitably during the next year or in the future.

The Company may expand into other geographical areas within the United States and internationally by acquiring contract manufacturing businesses or by establishing new manufacturing operations in such areas. The Company may compete for acquisition and expansion opportunities with entities having significantly greater resources than the Company. Any such transactions may result in potentially dilutive issuance of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets, and other costs and expenses, all of which could materially adversely affect the Company's financial results following such a transaction. Such transactions also involve numerous business risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns and the potential loss of key employees from the combined company. Therefore, there can be no assurance that the key employees and businesses of acquired companies will be successfully integrated with the Company, that any acquired business will contribute significantly to the Company's sales or earnings, or that sales and earnings of the Company will not be adversely affected by the integration process or other factors.

Environmental Compliance

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

Possible Volatility of Stock Price

     The Company's Common Stock has experienced significant price and volume volatility historically, and such volatility is expected to occur in the future. In addition, there has been significant volatility in the market price of securities of technology companies generally. Factors such as announcements of significant customer orders, customer additions or subtractions, developments affecting major customers or their products, announcements or activities of competitors, changes in securities analysts' recommendations or general conditions and developments in the electronics manufacturing service industry and in the electronics industry as a whole, as well as quarterly variations in the Company's results of operations and market conditions in the industry, may cause the market price of the Company's Common Stock to fluctuate significantly. In addition, the public stock markets have historically experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES
          ---------------------

(c) On June 9, 1997, the Company issued 190,546 shares of its common stock to ESI Acquisition Corporation in connection with the acquisition of substantially all of the assets of Electronic Systems International, a division of ESI Acquisition Corporation. No underwriters were involved in the foregoing sale which was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder. These shares of common stock were subsequently registered by ACT pursuant to a Registration Statement on Form S-3 (Registration No. 333-29479).


ITEM 4.  Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------

The annual meeting of stockholders was held on May 20, 1997. Four proposals were submitted to stockholders as described in the Company's proxy statement dated May 1, 1997. The following is a brief description of the matters voted upon, the number of votes cast for and against each proposal, and the number of abstentions.

1. To elect one Class II Director to serve on the Company's Board of Directors for a three-year term or until his successor has been duly elected and qualified.

          Nominee:                          John A. Pino
          Votes for Nominee:                 8,093,017
          Votes Withheld From Nominee:          63,976

2. To approve an amendment to the Company's 1995 Stock Plan to increase the number of shares reserved for issuance thereunder by 750,000 to 1,250,000.

          Votes for:                         7,199,188
          Votes Against:                       134,659
          Abstain:                               9,303

3. To amend the Company's Second Restated Articles of Organization increasing the number of authorized shares of common stock, $.01 par value, of the Company, from 20,000,000 to 30,000,000.

           Votes for:                        7,685,399
           Votes Against:                      463,655
           Abstain:                              7,939

4. To ratify the selection of the firm Deloitte & Touche, LLP as independent auditors for the fiscal year ending December 31, 1997.

           Votes for:                        8,150,297
           Votes Against:                          210
           Abstain:                              6,486

ITEM 6.   Exhibits and Reports on Form 8-K
          --------------------------------

(a)       Exhibits:

     3. Articles of Amendment to the Second Restated Articles of Organization of the Company, dated June 12, 1997.

     10. Eighth Amendment dated June 5, 1997 to the Amended and Restated Loan and Security Agreement by and among BankBoston, N.A., State Street Bank & Trust Company, Citizens Bank of Massachusetts and ACT Manufacturing, Inc.

     11.  Weighted Shares Used in Computation of Earnings per Share

     27.  Financial Data Schedule

(b)  Report on Form 8-K.

     The Company filed a current report on Form 8-K dated June 17, 1997 reporting the acquisition of substantially all of the assets of Electronic Systems International.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ACT MANUFACTURING, INC.



                                    /s/  Douglass C. Greenlaw
                                    ------------------------------------
August 14, 1997                      Douglass C. Greenlaw
                                    Vice President of Finance and
                                    Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.
-----------

3. Articles of Amendment to the Second Restated Articles of Organization of the Company, dated June 12, 1997.

10. Eighth Amendment dated June 5, 1997 to the Amended and Restated Loan and Security Agreement by and among BankBoston, N.A., State Street Bank & Trust Company, Citizens Bank of Massachusetts and ACT Manufacturing, Inc.

11.  Weighted Shares Used in Computation of Earnings per Share

27.  Financial Data Schedule