Form 10-Q
period 1997-09-30
ACT MANUFACTURING INC
filed 1997-11-14
CIK 937971

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  ___________

                                   FORM 10-Q


          [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1997

                                       or

          [ ]   Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Transition Period From _____ To _____

                        Commission File Number: 0-25560

                            ACT Manufacturing, Inc.
                            -----------------------
            (Exact name of registrant as specified in its charter)

            Massachusetts                               04-2777507
            -------------                               ----------
  (State or other jurisdiction of                    (IRS Employer ID. No.)
   incorporation or organization)

          108 Forest Avenue                                01749
         Hudson, Massachusetts                             -----
         ----------------------                          (Zip code)
      (Address and zip code of
     principal executive offices)

Registrant's telephone number, including area code:   (978) 567-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock                                         9,051,746 Shares
  ------------                                         -----------------
     (Class)                                  (Outstanding on November 12, 1997)

                            ACT MANUFACTURING, INC.

                               INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1--Financial Statements:
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 1997 and
 1996......................................................................................................      3
Condensed Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996 ......................      4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 .....      5
Notes to Financial Statements..............................................................................      6

ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations .............      8

PART II.   OTHER INFORMATION

ITEM 6---Exhibits and Reports on Form 8-K..................................................................     15
Signatures.................................................................................................     16

Exhibit Index  .............................................................................................    17

Exhibit 10 .................................................................................................

Exhibit 11  ................................................................................................

Exhibit 27 .................................................................................................

                        PART I.   FINANCIAL INFORMATION

                            ACT MANUFACTURING, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED--IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        Three Months Ended September 30,
                                                                        --------------------------------
                                                                          1997                   1996
                                                                      -----------           -----------

Net sales.................................................             $   62,306              $   63,893
Cost of goods sold........................................                 58,916                  55,785
                                                                       ----------              ----------

Gross profit ............................................                   3,390                   8,108

Selling, general and administrative expenses.............                   3,915                   2,719
                                                                       ----------              ----------

Operating income (loss)..................................                    (525)                  5,389

Interest and other expense, net..........................                     507                     443
                                                                       ----------              ----------

Income(loss) before provision for income taxes...........                  (1,032)                  4,946

Provision(credit) for income taxes.......................                    (412)                  1,979
                                                                       ----------              ----------

Net income(loss).........................................              $     (620)             $    2,967
                                                                       ==========              ==========

Net income(loss) per common share (Note 4)...............                   $(.07)                   $.33
Weighted average shares outstanding......................               9,049,613               9,043,743


                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                          1997                    1996
                                                                       ----------              ----------

Net sales.......................................                       $  204,919              $  156,563
Cost of goods sold..............................                          182,992                 137,159
                                                                       ----------              ----------

Gross profit...................................                            21,927                  19,404

Selling, general and administrative expenses...                             9,728                   7,185
                                                                       ----------              ----------

Operating income...............................                            12,199                  12,219

Interest and other expense, net................                             1,577                     815
                                                                       ----------              ----------

Income before provision for income taxes.......                            10,622                  11,404

Provision for income taxes.....................                             4,249                   4,562
                                                                       ----------              ----------

Net income.....................................                        $    6,373              $    6,842
                                                                       ==========              ==========

Net income per common share (Note 4)...........                              $.69                    $.76
Weighted average shares outstanding............                         9,175,430               9,011,100

The accompanying notes are an integral part of these financial statements.

                            ACT MANUFACTURING, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                               UNAUDITED
                                                           SEPTEMBER 30, 1997       DECEMBER 31, 1996
                                                        ------------------------  ----------------------

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................              $  6,115                 $  5,054
  Accounts receivable trade, net..................                49,456                   41,475
  Inventories (Note 3)............................                61,729                   53,994
  Deferred taxes..................................                 1,339                    1,487
  Prepaid expenses and other assets...............                 2,081                      489
                                                                --------                 --------

     Total current assets.........................               120,720                  102,499

PROPERTY AND EQUIPMENT--Net.......................                 7,638                    4,635

OTHER ASSETS (Note 2).............................                 6,952                      461
                                                                --------                 --------

TOTAL.............................................              $135,310                 $107,595
                                                                ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt...............                   379                       38
  Accounts payable................................                34,303                   26,154
  Accrued expenses................................                 3,824                    5,216
                                                                --------                 --------

     Total current liabilities....................                38,506                   31,408
                                                                --------                 --------

LONG-TERM DEBT--Less current portion..............                37,616                   29,055
                                                                --------                 --------

STOCKHOLDERS' EQUITY:
  Common stock....................................                    91                       88
  Additional paid-in capital......................                38,927                   33,201
  Cumulative effect of currency translation.......                   (46)                      --
  Retained earnings...............................                20,216                   13,843
                                                                --------                 --------

     Total stockholders' equity...................                59,188                   47,132
                                                                --------                 --------

TOTAL.............................................              $135,310                 $107,595
                                                                ========                 ========


The accompanying notes are an integral part of these financial statements.

                            ACT MANUFACTURING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                               Nine Months
                                                                                               -----------
                                                                                           ENDED SEPTEMBER 30,
                                                                                           -------------------
                                                                                         1997               1996
                                                                                   -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $   6,373          $  6,842
                                                                                          ---------          --------
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
     Deferred taxes...............................................................              148                15
     Depreciation and amortization................................................            1,404               757
     Increase (decrease) in cash from:
        Accounts receivable--trade................................................           (5,030)          (17,959)
        Inventory.................................................................           (5,683)          (20,785)
        Prepaid expenses and other assets.........................................           (1,288)             (351)
        Accounts payable..........................................................            5,765             2,398
        Accrued expenses..........................................................           (2,780)            3,033
                                                                                          ---------          --------
           Total adjustments.....................................................            (7,464)          (32,892)
                                                                                          ---------          --------

Net cash provided by (used for) operating activities.............................            (1,091)          (26,050)
                                                                                          ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment............................................            (1,691)           (1,794)
  Purchases of businesses, net of cash acquired (Note 2).........................            (1,529)               --
  Increase in other assets.......................................................              (208)             (107)
                                                                                          ---------          --------

  Net cash used for investing activities.........................................            (3,428)           (1,901)
                                                                                          ---------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line-of-credit agreements.....................................           187,408           107,521
  Repayments under line-of-credit agreements.....................................          (181,104)          (80,978)
  Repayments of long-term debt...................................................            (1,157)              (90)
  Net proceeds from sale of stock................................................               479               290
                                                                                          ---------          --------

Net cash provided by (used for) financing activities.............................             5,626            26,743
                                                                                          ---------          --------
EFFECT OF TRANSLATION ADJUSTMENT ON CASH.........................................               (46)               --

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................             1,061            (1,208)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.....................................             5,054             7,097
                                                                                          ---------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................         $   6,115          $  5,889
                                                                                          =========          ========


   The accompanying notes are an integral part of these financial statements.

                            ACT MANUFACTURING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   SIGNIFICANT ACCOUNTING POLICIES

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


2.   ACQUISITIONS

  Effective June 9, 1997, the Company acquired substantially all of the assets and liabilities of Electronic Systems International (''ESI'') located in Norcross, Georgia. ESI is a contract electronics manufacturer to customers throughout the southeastern United States. Under the terms of the agreement, the Company acquired assets and liabilities of ESI in exchange for 190,546 shares of the Company's common stock plus acquisition costs. The per share market value of the Company's common stock on the date of the purchase was $27.50.

  Effective June 10, 1997, the Company acquired all of the outstanding stock of SignMax Limited (''SignMax''), a cable and harness manufacturing company based in Dublin, Ireland. Under the terms of the purchase agreement, substantially all of the outstanding common shares of SignMax were acquired for cash of $1,000,000 plus acquisition costs.

  The transactions were accounted for as purchases in accordance with APB Opinion No.16 ''Business Combinations.'' The preliminary allocation of purchase price for these transactions has resulted in goodwill of approximately $5,945,000 including $5,070,000 attributed to the excess of purchase price over net assets and $875,000 ($725,000 accrued) of acquisition costs, including costs of consolidation of operations and professional fees. The Company attributes the goodwill to the expected ability to expand sales in these new geographic markets, utilizing the acquired existing business infrastructure, and geographic market presence as a basis for expansion. Goodwill will be amortized over a period of fifteen years using the straight-line method of amortization. The operating results of the acquired businesses from the dates of purchase are included in but did not have a material effect on the Company's Consolidated Statements of Operations for the three and nine month periods ended September 30, 1997. Pro forma information has not been provided as the operations of the acquired businesses are not material to the consolidated results of operations or financial position of the Company.


3.   INVENTORIES

  Inventories consisted of the following at:

                            September 30, 1997     December 31, 1996
                           --------------------  ----------------------
                                          (in thousands)
  Raw material...........        $36,363                 $37,698
  Work in process........         24,756                  15,853
  Finished goods.........            610                     443
                                 -------                 -------
     Total...............        $61,729                 $53,994
                                 =======                 =======

4.   EARNINGS PER SHARE

  Net income per common share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares are attributable to stock options and are calculated using the treasury stock method.

  In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, ''Earnings Per Share,'' which the Company will adopt in the fourth quarter of 1997. Had SFAS No. 128 been effective for the periods ended September 30, 1997 and 1996, reported earnings per share on a pro forma basis would have been as follows:

                           Three Months                    Nine Months
                  ------------------------------  -----------------------------
                       ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                  ------------------------------  -----------------------------
                       1997            1996            1997           1996
                  ---------------  -------------  --------------  -------------
  Basic........            $(.07)          $ .34           $ .71          $ .78
  Diluted......             (.07)            .33             .69            .76

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


OVERVIEW

  The Company provides value-added, electronic manufacturing services for original equipment manufacturers (''OEM's'') in the networking, computer, telecommunications, medical and industrial equipment markets. The Company targets high-mix, moderate volume production of the complex, leading-edge commercial market applications of emerging and established OEM customers, which generally require technologically-advanced and flexible manufacturing as well as a higher degree of value-added services. The Company supplies OEMs with complex printed circuit board (''PCB'') assemblies primarily utilizing advanced surface mount technology (''SMT''), mechanical and molded cable and harness assemblies, electro-mechanical sub-assemblies, total system assembly and integration. As an integral part of its service to OEM customers, the Company provides advanced manufacturing and test engineering, flexible materials management, and comprehensive test services, as well as product repair, packaging, order fulfillment and distribution services.

  During the second quarter of 1997, the Company acquired businesses operating in Norcross, Georgia and Dublin, Ireland, as described in Note 2 to the Condensed Consolidated Financial Statements. The operating results of the acquired businesses from the dates of purchase are included in but did not have a material effect on the Company's Consolidated Statements of Operations for the three and nine month periods ended September 30, 1997.

  The Company manufactures at six leased facilities having an aggregate of 257,000 square feet. Four of the facilities are located in Massachusetts. In the first quarter of 1998, the Company expects to occupy and begin manufacturing in a 45,000 square foot addition to its Hudson, Massachusetts facilities. In the second quarter of 1997, the Company acquired operations with leased facilities in Norcross, Georgia and Dublin, Ireland. In early 1998, the Company expects to occupy and begin manufacturing in a new 45,000 square foot leased facility in Dublin, Ireland and consolidate operations from the existing Dublin facility into the new plant.

  As of September 30, 1997 the Company had 1,056 employees, up from 799 employees at December 31, 1996.


RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

  Net sales decreased 2% to $62.3 million for the three month period ended September 30, 1997 from $63.9 million for the same period in 1996. The decline in sales was principally due to a softness in demand from several major customers resulting in the conversion of fewer forecasted orders than anticipated as well as orders and commitments anticipated to ship prior to the end of the quarter that were received too late for configuration and completion. Additionally, there was some weakness in the development of new business opportunities that were expected to generate greater revenue during the quarter.

  Gross profit decreased 58% to $3.4 million for the three months ended September 30, 1997 compared with $8.1 million for the same period in 1996. Gross margin decreased to 5.4% for the three months ended September 30, 1997 from 12.7% for the same period in 1996. This decrease was attributed to a change in product mix with shipments of lower margin products higher than anticipated, lower than anticipated shipments resulting in manufacturing overhead absorption issues, and higher than normal manufacturing efficiency variances being incurred.


  Selling, general and administrative (SG&A) expenses increased 44% to $3.9 million, or 6.3% of net sales, for the three months ended September 30, 1997 compared with $2.7 million, or 4.3% of net sales, for the three months ended September 30, 1996. The increase in SG&A expenses as a percentage of net sales for the third quarter of 1997 compared with the same period in 1996 reflects the full effect of acquisitions made in Ireland and Norcross, Georgia, during the second quarter of 1997, the additional investment in the sales and marketing programs at the Company and the comparison of expense to a comparatively lower revenue amount in the third quarter of 1997 compared to 1996.

  Operating income decreased with a loss of $0.5 million, or (.8%) of net sales, for the three months ended September 30, 1997 compared with operating income of $5.4 million, or 8.4% of net sales, for the same period in 1996 as a result of the above factors.

  Interest and other expense was $0.5 million for the three months ended September 30, 1997 compared with $0.4 million for the same period in 1996. Interest and other expense consisted principally of interest charges on debt.


RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

  Net sales increased 31% to $204.9 million for the nine month period ended September 30, 1997 from $156.6 million for the same period in 1996. The increase was attributable principally to increased volume in PCB assembly sales to new and existing customers, offset by lower sales to 3Com Corporation, a major customer in 1996.

  Gross profit increased 13% to $21.9 million for the nine months ended September 30, 1997 compared with $19.4 million for the same period in 1996. Gross margin decreased to 10.7% for the nine months ended September 30, 1997 from 12.4% for the same period in 1996 as prior quarterly improvements in manufacturing performance were offset by the gross profit reduction in the third quarter of 1997.

  Selling, general and administrative (SG&A) expenses increased 35% to $9.7 million, or 4.8% of net sales, for the nine months ended September 30, 1997 compared with $7.2 million, or 4.6% of net sales, for the nine months ended September 30, 1996. The increase in SG&A expenses as a percentage of net sales for the first nine months of 1997 compared with the same period in 1996 reflects the effects of acquisitions made in Ireland and Norcross, Georgia, during the second quarter of 1997, the continued investment in sales and marketing programs at the Company, and the effects of lower third quarter 1997 revenue levels affecting nine month comparative results.

  Operating income remained flat at $12.2 million, or 6.0% of net sales, for the nine months ended September 30, 1997 compared with $12.2 million, or 7.8% of net sales, for the same period in 1996 as a result of the above factors.

  Interest and other expense was $1.6 million for the nine months ended September 30, 1997 compared with $0.8 million for the same period in 1996. The increase in interest and other expense resulted principally from additional borrowings on the Company's line of credit to support working capital requirements.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  The Company had working capital of $82.2 million at September 30, 1997 compared with $71.1 million at December 31, 1996. Operating activities used $1.1 million of cash for the first nine months of 1997 compared with $26.1 million of cash usage for the same period in 1996. Use of cash in the first nine months of 1996 supported the Company's high level of growth in 1996. Cash used for property, equipment and acquisition related investing activities was $3.4 million for the first nine months of 1997 compared with $1.9 million for the same period in 1996.


  On a consolidated basis, the Company had secured revolving credit facilities of $50.0 million at September 30, 1997, of which $36.8 million was utilized and $7.5 million was available for use. In addition, at September 30, 1997 the Company's equipment lease line of $20.0 million had $10.3 million available for use and $9.7 million utilized for outstanding commitments.

  The Company's need for, cost of and access to funds are dependent in the long-term on future operating results as well as conditions external to the Company. The Company believes that its current sources of and access to capital are adequate to support operations for the next twelve months.


NEWLY ISSUED ACCOUNTING STANDARDS

  In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards (SFAS) No. 128, ''Earnings Per Share,'' which will be effective during the fourth quarter of 1997. SFAS No. 128 will require the Company to restate all previously reported earnings per share information to conform with the new pronouncement's requirements. See Notes to Condensed Consolidated Financial Statements for pro forma information.


CAUTIONARY STATEMENTS

  The Private Securities Litigation Reform Act of 1995 (the ''Act'') contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain ''forward-looking'' information which involve risks and uncertainties. Any statements in this report that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's objectives and plans for future operations, and the Company's expected liquidity and capital resources). The following cautionary statements should be considered carefully in evaluating the Company and its business. The factors discussed in these cautionary statements, among other factors, could cause actual results to differ materially from those contained in the forward-looking statements made in this Report and presented elsewhere by management from time to time. These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the safe harbor provisions of the Act.


Customer and Market Concentration and Dependence on Electronics Industry

  For the nine months ended September 30, 1997, the Company's five largest customers accounted for approximately 75% of the Company's net sales. Sales to Bay Networks, Inc. at 32% of net sales compared with 10% for the same period in 1996, Ascend Communications, Inc. (as successor to Cascade Communications, Inc.) at 12% of net sales compared with 21% for 1996, EMC Corporation at 12% of net sales compared with 6% for 1996, Motorola Corporation at 7% of net sales compared with 14% for 1996 and 3Com Corporation at 12% of net sales compared with 17% for 1996. As sales to individual customers fluctuate from period to period the Company's results will depend on the extent to which these fluctuations are offsetting. Also, the Company's results will depend to a significant extent on the success achieved by its OEM customers in marketing their products and the Company's ability to diversify its customer base in order to reduce its reliance on its major customers. There can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers, a significant reduction in purchases from such customers, discontinuance of products manufactured by the Company, or developments adverse to the Company's customers or their products could have a material adverse effect on the Company's financial condition and results of operations. For example, the Company experienced a reduction in net sales from the second to the third quarters of 1995 as a result of a significant reduction in orders from its then principal customer, Chipcom Corporation, which was subsequently acquired by 3Com Corporation. While 3Com Corporation remained an active customer of the Company through the second quarter of 1997, 3Com Corporation altered its outsourcing strategy and net sales to 3Com Corporation by the Company are expected to be insignificant for the remainder of 1997. In addition, while the Company has not experienced any difficulty in being paid by its major customers in recent years, the Company could be adversely affected if a major customer were unable or unwilling to pay for products and services on a timely basis or at all.

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


Fluctuations in Operating Results

  The Company's quarterly operating results have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. The variability of the level and timing of orders from, and shipments to, major customers may result in significant periodic and quarterly fluctuations in the Company's results of operations. A substantial portion of net sales in a given quarter may depend on obtaining and fulfilling orders for assemblies to be manufactured and shipped in the same quarter in which those orders are received. In addition to the variability resulting from the short-term nature of its customers' commitments, other factors have contributed, and may in the future contribute, to such fluctuations. These factors include, among other things, customers' announcement and introduction of new products or new generations of products, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, effectiveness in managing manufacturing processes, changes in cost and availability of labor and components, efficiencies achieved by the Company in managing inventory and fixed assets, a shift in the Company's product and service mix which results in fluctuating margins, capacity utilization, inventory obsolescence, currency exchange rate movements, acquisitions and related charges and expenses, competition in the electronic manufacturing services market, trends in the electronic industry and changes or anticipated changes in economic conditions. An interruption in manufacturing resulting from shortages of parts or equipment, fire, earthquake or other natural disaster, equipment failure or otherwise could have a material adverse effect on the Company's business, financial condition and results of operations. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's operating expenses are relatively fixed, any unanticipated shortfall in revenue in a quarter may have an adverse impact on the Company's business, financial condition and results of operations for that quarter. In the quarter ended September 30, 1997, the Company experienced lower than anticipated revenues which had an adverse impact on the Company's business, financial condition and results of operations for such quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

  As a result of the foregoing or other factors, it is possible that in some future period the Company's results of operations may fail to meet the expectations of securities analysts or investors, and the price of the Company's Common Stock would then be materially adversely affected.


Competition

  The electronics manufacturing services industry is a highly competitive industry. The Company competes against numerous U.S. and foreign contract manufacturers. The Company also faces competition from a number of local and regional contract manufacturers. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Certain of the Company's competitors have substantially greater manufacturing, financial, systems and marketing resources than the Company. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their services than the Company. The Company may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power from component suppliers or who have lower cost structures. The Company's manufacturing processes are generally not subject to significant proprietary protection, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that the principal competitive factors in the segments of the contract manufacturing industry in which it operates are technology, service, manufacturing capability, quality, geographic location, price, reliability, timeliness in delivering finished products and flexibility in adapting to customers needs. There can be no assurance that competition from existing or potential competitors will not have a material adverse effect on the Company's results of operations.


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


Possible Volatility of Stock Price

  The Company's Common Stock has experienced significant price and volume volatility historically, including most recently in the quarter ended September 30, 1997, and such volatility is expected to occur in the future. In addition, there has been significant volatility in the market price of securities of technology companies generally. Factors such as announcements of significant customer orders, customer additions or subtractions, developments affecting major customers or their products, announcements or activities of competitors, changes in securities analysts' recommendations or general conditions and developments in the electronics manufacturing service industry and in the electronics industry as a whole, as well as quarterly variations in the Company's results of operations and market conditions in the industry, may cause the market price of the Company's Common Stock to fluctuate significantly. In addition, the public stock markets have historically experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock, as it did in the third quarter of 1997.

PART II.    OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

  10. Ninth Amendment dated September 23, 1997 to the Amended and Restated Loan and Security Agreement by and among BankBoston N.A., State Street Bank and Trust Company, Citizens Bank of Massachusetts and ACT Manufacturing, Inc.

  11.  Weighted Shares Used in Computation of Earnings per Share

  27.  Financial Data Schedule

(b)    Reports on Form 8-K.

       The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 1997                   ACT MANUFACTURING, INC.

                                    /s/   Douglass  C. Greenlaw
                                    ---------------------------
                                    Douglass C. Greenlaw
                                    Vice President of Finance and Administration
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

    Exhibit
    -------
      No.
      ---
      10.        Ninth Amendment dated September 23, 1997 to the Amended and Restated Loan and Security
                 Agreement by and among BankBoston N.A., State Street Bank and Trust Company, Citizens Bank of
                 Massachusetts and ACT Manufacturing, Inc.

      11.        Weighted Shares Used in Computation of Earnings per Share

      27.         Financial Data Schedule