Form 10-K
period 1997-12-31
ACT MANUFACTURING INC
filed 1998-03-31
CIK 937971

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                 --------------------------------------------

                                   FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
     For The Fiscal Year Ended: December 31, 1997

                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
     For the transition period from            to

                        Commission File Number: 0-25560

                 --------------------------------------------

                            ACT MANUFACTURING, INC.
            (Exact name of registrant as specified in its charter)

              MASSACHUSETTS                                     04-2777507
----------------------------------------                     ------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)


           108 FOREST AVENUE
         HUDSON, MASSACHUSETTS                                     01749
----------------------------------------                     -----------------
(Address of principal executive offices)                        (Zip Code)


       Registrant's telephone number, including area code: (978) 562-1200

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 24, 1998 (based on the closing sale price as quoted by the Nasdaq National Market as of such date) was $34,022,897.

         As of March 24, 1998, 9,062,946 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive proxy statement for the annual meeting of stockholders to be held on or about May 19, 1998 to be filed pursuant to Regulation 14A are incorporated by reference into part III of this Form 10-K.

================================================================================

                                    PART I


ITEM 1.  BUSINESS
         ---------

         ACT Manufacturing, Inc. provides value-added electronics manufacturing services for original equipment manufacturers ("OEMs") in the networking, computer, telecommunications, industrial and medical equipment markets. The Company provides OEMs with complex printed circuit board ("PCB") assembly primarily utilizing advanced surface mount technology ("SMT"), mechanical and molded cable and harness assembly, electro-mechanical sub-assembly, and total system assembly and integration. The Company targets moderate-volume production runs of the complex, leading-edge commercial market applications of emerging and established OEMs, which generally require technologically-advanced and flexible manufacturing as well as a higher degree of value-added services. These applications are generally characterized by multiple configurations and high PCB densities. As an integral part of its service to OEM customers, the Company provides advanced manufacturing and test engineering, flexible materials management, and comprehensive test services, as well as product repair, packaging, order fulfillment and distribution services.

SERVICES PROVIDED BY THE COMPANY

         The Company utilizes a business unit or "cell" approach to provide value-added services to its customers. Within this environment, dedicated equipment, personnel and systems are assigned to specific customers. Throughout the manufacturing organization, state-of-the-art production performance, statistical process control and quality reporting systems are utilized to provide accurate, timely and relevant management and customer information.

  MANUFACTURING OF ELECTRONIC ASSEMBLIES
  --------------------------------------

         ACT offers manufacturing capabilities for PCB assembly, cable and harness assembly, electro-mechanical sub-assembly and total system assembly and integration.

         Printed Circuit Board Assembly
         ------------------------------

         The Company's PCB assembly operations are primarily oriented toward a full range of advanced SMT applications, including ball grid array. The Company also continues to support pin-through-hole technology and related semi-automated and manual placement processes for existing and new applications which require these technologies. ACT's manufacturing process is supported by state-of-the-art, high-speed placement systems, screen printers, epoxy dispensers, wave solderers, reflow and cleaning systems and a highly-trained and experienced engineering and manufacturing workforce. In addition, the Company has made significant investments in computer-aided manufacturing and test equipment, process technology, and information processing technology. ACT utilizes environmentally clean, water-soluble and no-clean process technology which the Company believes meets or exceeds all applicable environmental regulations.

         ACT also provides in-circuit, functional and stress environmental testing services for substantially all completed PCB assemblies in connection with the manufacturing process. In-circuit tests verify that the components have been inserted properly and meet certain functional standards and that the electrical circuits have been completed properly. These tests are performed on industry standard testing equipment using proprietary software developed either by the customer or the Company's test engineers. In addition, using specialized testing equipment designed and provided by the customer, the Company performs customized functional tests designed to ensure that the PCB assembly will perform its intended functions. Since defective components normally fail after a relatively short period of use, normal process parameters require that certain PCB assemblies be subjected to controlled environmental stresses, typically thermal or electrical stresses.

         Cable and Harness Assembly
         --------------------------

         ACT offers a wide range of cable and harness assembly services for molded and mechanical applications. The Company provides custom manufactured ribbon, multiconductor, co-axial and fiber optic cable assemblies and discrete wire harness assemblies. The Company uses advanced and diverse manufacturing processes, in-line inspection and test and dedicated work cells to minimize work in process time and focus on process efficiencies and quality. The cable and harness assembly process is accomplished using both automated and semi-automated preparation and insertion equipment and manual assembly techniques. ACT tests substantially all of its cable and harness assemblies using automated test equipment.

         Electro-Mechanical Sub-Assembly and Total System Assembly and
         -------------------------------------------------------------
         Integration
         -----------

         ACT integrates components, including its PCB and cable and harness assemblies, into higher level sub-assemblies and system assemblies. ACT provides custom configuration, documentation, packaging and order fulfillment services as customers seek to streamline and integrate manufacturing and distribution activities.

         ACT provides the following value-added services across the full range of its electronics manufacturing services:

  ADVANCED MANUFACTURING AND TEST ENGINEERING
  -------------------------------------------

         The Company's advanced manufacturing engineers work closely with an OEM's product designers at the early design stage in order to optimize product manufacturability, testability, and reliability. The Company's advanced manufacturing engineers also participate in the OEM's parts selection and materials utilization decisions at the design stage in order to mitigate component availability issues which might arise during the manufacturing cycle. The Company's engineers evaluate the ongoing manufacturing process and recommend improvements to reduce manufacturing costs or lead times, or to increase the quality of finished assemblies. The Company's engineering services are designed to assure that OEM products are rapidly brought to market, meet the market's expectation for quality and take advantage of advances in manufacturing and testing technology and processes.

  MATERIALS MANAGEMENT
  --------------------

         The Company directly sources all or a substantial portion of the components necessary for its product assemblies. The Company procures components from vendors which meet ACT's standards for timely delivery, high quality and cost effectiveness. To help control inventory investment, components are generally ordered when the Company has a customer forecast, purchase order or commitment from a customer to purchase the completed assemblies. Material planning and procurement is accomplished by the use of a Materials Requirements Planning (MRP) system. Communication with certain vendors is enhanced with the use of Electronic Data Interchange (EDI) systems, through which a majority of the active components purchased by the Company are acquired. Additionally, ACT uses just-in-time inventory management techniques and manages its material pipelines and vendor base in order to enable the Company's customers to increase or decrease volume requirements within established frameworks.

  PRODUCT DIAGNOSTICS AND REPAIR
  ------------------------------

         The Company offers product diagnostic and repair services for assemblies manufactured by the Company and, in some instances, other products of its customers. Utilizing its engineering and test capabilities, the Company provides product diagnostic, repair and product upgrade services. The Company provides revision control, lot tracking and materials management services for product revisions, upgrades and repairs.

  ORDER FULFILLMENT AND DISTRIBUTION
  ----------------------------------

         To more rapidly respond to market demands of its OEM customers, the Company offers delivery programs and capabilities designed with the flexibility to ship products directly to their customers. Under these programs, the Company packages products to the customer's specification with appropriate product documentation and manages the logistics of delivery. The Company works closely with its customers to identify and offer additional services in anticipation of future customer needs.

CUSTOMERS AND MARKETS

         The Company serves a wide range of customers from emerging growth companies to established, multinational corporations in a variety of markets including networking, computer, telecommunications, industrial and medical equipment.

         In many cases, the Company's OEM customers utilize more than one electronics manufacturing services provider across their product lines. The Company's goal is to be the primary electronics manufacturing services provider for its OEM customers, and to attract the OEMs' high-value, leading-edge products. The Company believes that its close interaction with the design engineering personnel of its customers at the product development stage, together with the Company's established materials pipeline and prototype production experience, advantageously positions the Company to be selected to provide manufacturing and value-added services for its customers' new product offerings. The Company assigns each customer a program manager whose responsibilities, as the primary contact into the Company, include the development of the manufacturing relationship and the assignment of Company resources to meet customer requirements.

         The Company continues to focus on expanding and diversifying its customer base to reduce dependence on any individual customer or market. Electronics manufacturing services providers generally face a long sales cycle and must perform satisfactorily on a trial basis prior to capturing significant orders from that OEM.

         Bay Networks, Inc. ("Bay Networks"), Ascend Communications, Inc. (as successor to Cascade Communications Corp., "Ascend") and EMC Corporation ("EMC") accounted for 31%, 13%, and 13%, respectively, of the Company's net sales for 1997. Ascend, 3Com Corporation ("3Com"), Motorola Corporation ("Motorola") and Bay Networks accounted for 20%, 17%, 13% and 13%, respectively, of the Company's net sales for 1996. 3Com accounted for 41% of the Company's net sales for 1995.

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

SALES AND MARKETING

         The Company focuses its sales efforts on developing close relationships with customers primarily during product design and development. The Company's services are marketed primarily through a direct sales force, and to a lesser extent, through independent manufacturer's representatives in the United States, Canada and Europe. In addition, the Company supports its existing customer relationships through a comprehensive staff of program managers dedicated to individual customer accounts.

         As the Company has grown, it has increasingly relied on and developed its direct selling organization as opposed to utilizing independent manufacturers representatives. The Company expects to continue to expand its direct sales organization and marketing efforts in response to increased customer opportunities in new geographic markets.

COMPETITION

         The electronics manufacturing services industry is highly competitive. The Company competes against numerous U.S. and foreign electronics manufacturing services providers with global operations. The Company also faces competition from a number of electronics manufacturing services providers who operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Certain of the Company's competitors have substantially greater manufacturing, financial, systems, sales and marketing resources than the Company. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their services than the Company. The Company may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power from component suppliers or who have lower cost structures. The Company's manufacturing processes are generally not subject to significant proprietary protection, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that the principal competitive factors in the segments of the electronics manufacturing services industry in which it operates are technology, service, manufacturing capability, quality, geographic location, price, reliability, timeliness in delivering finished products and flexibility in adapting to customers' needs. There can be no assurance that competition from existing or potential competitors will not have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENTAL REGULATION

         The Company's operations are subject to certain federal, state and local regulatory requirements relating to environmental, waste management and health and safety matters. The Company believes that it complies with applicable regulations promulgated by the Occupational Safety and Health Administration and the Environmental Protection Agency and corresponding state agencies pertaining to health and safety in the workplace and the use, storage, discharge and disposal of hazardous chemicals used in its manufacturing processes. The current costs of compliance are not material to the Company. Nevertheless, no assurances can be given that additional or modified requirements will not be imposed in the future and, if so imposed, will not involve substantial additional expenditures by the Company.

EMPLOYEES

         At December 31, 1997, the Company had 985 employees, compared with 799 employees at December 31, 1996 and including 218 employees added in the second quarter of 1997 through acquisitions. The employees of the Company are not represented by a union and the Company has experienced no labor stoppages. The Company considers its relations with its employees to be good. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements - Management of Growth," "- Dependence Upon Key Personnel and Skilled Employees," and "- Acquisitions and Geographic Expansion."


ITEM 2.  PROPERTIES
         ----------

         The Company's principal manufacturing facilities are located in six leased facilities containing an aggregate of 258,000 square feet. The Company's significant facilities are as follows:

LOCATION                    SQUARE FEET      SQUARE FEET UNDER CONSTRUCTION
-----------------------  -----------------   ------------------------------
  Hudson, MA                   102,000                   45,000
  Hudson, MA                    32,000                        -
  Hudson, MA                    28,000                        -
  Mansfield, MA                 44,000                        -
  Norcross, GA                  32,000                        -
  Dublin, Ireland               20,000                   45,000
                               -------                   ------
  Total                        258,000                   90,000
                               =======                   ======

         The Company's Hudson, Massachusetts headquarters include a state-of-the-art manufacturing facility which houses PCB and systems assembly businesses, and two other facilities which contain manufacturing capabilities for mechanical and molded cable and harness assembly and electro-mechanical sub-assembly operations. The Company occupies the Hudson facilities under leases scheduled to expire in 2007, 1998 and 1998, respectively. The Company leases two of the Hudson facilities from Re-Act Realty Trust, a Massachusetts nominee trust, which is controlled by John A. Pino, the President and Chief Executive Officer of the Company, and the beneficial interest of which is principally owned by Mr. Pino.

            In February 1996, the Company entered into a five year lease for a facility in Mansfield, Massachusetts to expand its manufacturing operations. The lease expires in January 2001 and the Company has an option to renew the lease for an additional five years. The Company believes that its Massachusetts facilities will be sufficient for the Company's activities in the Northeastern United States for the foreseeable future. All of ACT's Massachusetts manufacturing facilities have been certified to the ISO 9002 international quality standard.

         In connection with the acquisition of Electronic Systems International, the Company assumed a lease for a facility in Norcross, Georgia. The lease expires in June 1998. There can be no assurance that the lease will be renewed or that alternate space will be available on acceptable terms. The Company could experience a material adverse effect on its business, financial condition or results of operations, or a disruption in customer service, in connection with any such move.

         In connection with the acquisition of SignMax Limited, the Company assumed a lease for a facility in Dublin, Ireland. In the second quarter of 1998, the Company expects to occupy and begin manufacturing in a new leased facility in Dublin, Ireland and consolidate operations from the existing Dublin facility into the new plant. In anticipation of such move, the Company has been released from its current lease and occupies the facility on a month-to-month basis. The Company could experience a material adverse effect on its business, financial condition or results of operations, or a disruption in customer service, in connection with such expansion and move.

         At December 31, 1997, the Company's Massachusetts facilities contained nine SMT lines. The Company operates two SMT lines at its Norcross, Georgia facility and is implementing one SMT line in the Dublin, Ireland facility under construction. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         On February 27, 1998, the Company and certain of the Company's officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the District of Massachusetts. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between October 1, 1997 and February 25, 1998. The complaint alleges, among other things, that the defendants knowingly made misstatements to the investing public about the Company's inventory and the accuracy of its accounting practices. The Company believes the allegations in the complaint are without merit and intends to vigorously contest them.

         Although the Company denies all material allegations of this complaint and intends to vigorously defend against all claims brought against it, the ultimate outcome, including amount of possible loss, if any, of litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been made in the accompanying Consolidated Financial Statements. While the Company does not believe that this litigation will have a material adverse effect on the Company's business and results of operations, given the preliminary stages of the litigation there can be no assurance as to the ultimate outcome of these matters.

         From time to time, the Company is also subject to claims or litigation incidental to its business. The Company does not believe that any such incidental claims or litigation will have a material adverse effect on the operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1997 to a vote of security holders of the Company, through the solicitation of proxies or otherwise.


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


                                 High      Low
                                -------  -------
          1996:
              First quarter...  $12 1/2  $ 9 7/8

              Second quarter..   19       11 7/8

              Third quarter...   18 1/8   11 3/4

              Fourth quarter..   31 1/4   16 1/4
                                 High      Low
                                -------  -------
          1997:
              First quarter...   29       19 1/4

              Second quarter..   41 3/4   19 1/2

              Third quarter...   47 1/4   32 3/8

              Fourth quarter..   33       13 1/4

         On March 24, 1998, the last reported sale price of the Common Stock on the Nasdaq National Market was $10.188 per share. As of March 24, 1998, there were approximately 48 holders of record of the Common Stock. This number does not include stockholders for whom shares were held in a "nominee" or "street name."

         From November 1, 1987 to March 28, 1995, the Company was treated as an S Corporation for federal and certain state income tax purposes. In 1994 and 1995, the Company paid an aggregate of $4.2 million and $11.4 million, respectively, of cash dividends and distributions to its S Corporation shareholders, principally representing the amount of the Company's previously taxed but undistributed S Corporation earnings. In connection with the initial public offering of its Common Stock, the Company terminated its election to be treated as an S Corporation on March 29, 1995. Since March 29, 1995, the Company has not declared or paid, other than dividends made to S Corporation shareholders as noted above, a cash dividend on its Common Stock. The Company does not presently intend to declare cash dividends on the Common Stock in the foreseeable future and expects to retain any future earnings to fund future operations. Additionally, the Company's bank revolving credit agreement prohibits the payment of cash dividends on the Company's capital stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         -------------------------------------

         The selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by, the Company's consolidated financial statements, related notes and other financial information included herein.

                      SUMMARY CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------
                                                                               PRO FORMA (1)
                                                                       -----------------------------
                                                   1997       1996       1995       1994      1993
                                                 ---------  ---------  ---------  --------  --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
 Net sales.....................................  $264,654   $225,900   $115,658   $85,848   $45,149
 Cost of goods sold............................   253,122    197,530    101,449    72,574    36,718
                                                 --------   --------   --------   -------   -------
 Gross profit..................................    11,532     28,370     14,209    13,274     8,431
 Selling, general and administrative
    expenses...................................    15,062     10,016      6,682     5,434     4,619
                                                 --------   --------   --------   -------   -------
 Operating income (loss).......................    (3,530)    18,354      7,527     7,840     3,812
                                                 --------   --------   --------   -------   -------
 Interest and other expense, net...............    (2,706)    (1,424)       (62)     (534)     (196)
                                                 --------   --------   --------   -------   -------
 Income (loss) before provision for
    income taxes...............................    (6,236)    16,930      7,465     7,306     3,616
 Benefit (provision) for income taxes..........     2,229     (6,773)    (2,999)   (2,953)   (1,462)
                                                 --------   --------   --------   -------   -------
 Net income (loss).............................  $ (4,007)  $ 10,157   $  4,466   $ 4,353   $ 2,154
                                                 ========   ========   ========   =======   =======
 Basic net income (loss) per common                $(0.45)     $1.16      $0.55     $0.70
  share(2)(3)(4)...............................  ========   ========   ========   =======
 Diluted net income (loss) per common              $(0.45)     $1.13      $0.54     $0.65
  share(2)(3)(4)...............................  ========   ========   ========   =======
 Weighted average shares outstanding-               8,952      8,762      8,057     6,250
  basic(3)(4)                                    ========   ========   ========   =======
 Weighted average shares
    outstanding-diluted(3)(4)..................     8,952      9,012      8,334     6,748
                                                 ========   ========   ========   =======

                                                                DECEMBER 31,
                                                ---------------------------------------------
                                                  1997      1996     1995     1994     1993
                                                --------  --------  -------  -------  -------
CONSOLIDATED BALANCE SHEET DATA:
 Working capital..............................  $ 35,048  $ 71,091  $35,070  $14,646  $ 2,945
 Total assets.................................   113,539   107,595   61,095   33,618   15,873
 Long-term debt, less current portion                730    29,055    2,638   10,255    1,071
 Total stockholders' equity...................    49,259    47,132   35,688    7,355    4,205

----------------------

(1) The Company had operated as an S Corporation for income tax purposes from November 1, 1987 to March 28, 1995, and accordingly during that period had not been subject to federal income taxes and had been subject to certain state income taxes at a reduced rate. Accordingly, net income is presented on a pro forma basis as if the Company had been a C corporation for the period presented. See Note 1 of Notes to Consolidated Financial Statements.

(2) Pro forma net income per common share for the year ended December 31, 1994 and 1995 reflects the assumed issuance of 650,000 shares that the Company would have needed to issue at the initial public offering price of the Company's Common Stock ($12.00 per share) to fund the distribution of all previously taxed but undistributed S Corporation earnings to the Company's stockholders through March 28, 1995 (approximately $7,800,000).

(3) Pro forma net income per common share and weighted average shares outstanding for 1995 reflect the impact on the calculation of weighted average shares outstanding of the issuance as of Common Stock in the Company's 1995 initial public offering, which shares of Common Stock were outstanding April through December 1995 and were weighted as if they had been outstanding over the full year.

(4) Earnings per share and pro forma earnings per share for the years ended December 31, 1994 through 1996 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

         The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Any statements in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's expectations, objectives and plans for future operations, and the Company's expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly the Company's actual results could differ materially. Factors that may cause such differences include those set forth under "Cautionary Statements" and elsewhere in this Annual Report on Form 10-K. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

OVERVIEW

         ACT Manufacturing, Inc. provides value-added electronics manufacturing services for original equipment manufacturers ("OEMs") in the networking, computer, telecommunications, industrial and medical equipment markets. The Company provides OEMs with complex printed circuit board ("PCB") assembly primarily utilizing advanced surface mount technology ("SMT"), mechanical and molded cable and harness assembly, electro-mechanical sub-assembly, and total system assembly and integration. The Company targets moderate-volume production runs of the complex, leading-edge commercial market applications of emerging and established OEMs, which generally require technologically-advanced and flexible manufacturing as well as a higher degree of value-added services. These applications are generally characterized by multiple configurations and high PCB densities. As an integral part of its service to OEM customers, the Company provides advanced manufacturing and test engineering, flexible materials management, and comprehensive test services, as well as product repair, packaging, order fulfillment and distribution services.

         The Company was founded in 1982 as a contract manufacturer of cable and harness assemblies. In 1986, the founder of the Company organized a separate corporation to serve as a contract manufacturer of PCB assemblies. Each of these companies was acquired by the current principal stockholder of the Company effective January 1, 1993 pursuant to two option agreements, one of which was entered into in July 1989 and the other of which was entered into in June 1991. The predecessor PCB assembly company was merged with and into the Company in December 1994, at which time the Company changed its name to ACT Manufacturing, Inc.

         From November 1, 1987 to March 28, 1995, the Company was treated as an S Corporation for federal and certain state income tax purposes. As a result, during that period the Company had not been subject to federal income taxes and had been subject to certain state income taxes at a reduced rate. Accordingly, net income for periods prior to 1996 is presented on a pro forma basis as if the Company had been a C Corporation for such periods.

         The Company expanded the geographic scope of its operations through two strategic acquisitions in June 1997. The Company acquired substantially all of the assets and liabilities of Electronic Systems International, located in Norcross, Georgia. Electronic Systems International provides electronics manufacturing services to OEMs based primarily in the Southeastern United States consisting of PCB assembly, electro-mechanical subassembly and total system assembly. The Company also acquired SignMax Limited, located in Dublin, Ireland. SignMax Limited provides electronics manufacturing services primarily consisting of cable and harness assembly. The operating results of the acquired businesses are included from the date of purchase in the Company's Consolidated Statement of Operations for the year ended December 31, 1997. See Note 2 of Notes to Consolidated Financial Statements.

         The Company typically recognizes revenue upon shipment to customers. The Company generally does not obtain long-term purchase orders or commitments from its customers, and, accordingly, works with its customers to anticipate delivery dates and future volume of orders based on customer forecasts. The level and timing of orders placed by the Company's OEM customers vary due to customer attempts to manage inventory, changes in the OEM's manufacturing strategy and variation in demand for customer products due to, among other things, introduction of new products, product life cycles, competitive conditions or industry or general economic conditions. The Company may source components for product assemblies based on customer forecasts. However, the Company's policy is that customers are responsible for materials and associated acquisition costs in the event of a significant reduction, delay or cancellation of orders from the forecasted amounts.

RESULTS OF OPERATIONS

         The following table sets forth certain consolidated statement of operations data as a percentage of net sales for each fiscal year indicated. The table and the discussion below should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                                                 YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------------
                                                                                             Pro Forma
                                                       1997                1996                1995
                                                ------------------  ------------------  ------------------
Net sales.....................................             100.0%               100.0%              100.0%
Cost of goods sold............................              95.6                 87.4                87.7
                                                ------------------  ------------------  ------------------
Gross profit..................................               4.4                 12.6                12.3
Selling, general and administrative
  expenses....................................               5.7                  4.5                 5.8
                                                ------------------  ------------------  ------------------
Operating income (loss).......................              (1.3)                 8.1                 6.5
Interest and other expense, net...............              (1.0)                (0.6)               (0.0)
                                                ------------------  ------------------  ------------------
Income (loss) before provision for income
 taxes........................................              (2.4)                 7.5                 6.5
Benefit (provision) for income taxes..........               0.9                 (3.0)               (2.6)
                                                ------------------  ------------------  ------------------
Net income (loss).............................              (1.5%)                4.5%                3.9%
                                                ------------------  ------------------  ------------------

          For the year ended December 31, 1997, the Company experienced significant changes and events that adversely affected its 1997 results of operations.

          For the third and fourth quarters of 1997, the Company experienced a decrease in net sales on both a sequential and comparable period basis. The decline in net sales was principally due to a softness in demand from several major customers resulting in the conversion of fewer forecasted orders than anticipated as well as, in the case of the third quarter, orders and commitments anticipated to ship prior to the end of the quarter that were received too late for configuration and completion in the quarter.

          The Company identified a significant inventory shortfall as a result of its 1997 year-end physical inventory. As a result of the shortfall, the Company recorded a charge of approximately $13.1 million which was included in cost of goods sold for 1997. The shortfall was investigated by Company personnel and, under the direction of the Audit Committee of the Board of Directors, by independent external accounting specialists. The ultimate cause of the shortfall could not be finally determined, and accordingly the associated charge was reported in the fourth quarter of 1997. As a result of this shortfall, the Company is reviewing its security procedures and operating and financial controls and, based upon such review, where appropriate, will implement enhanced procedures and controls. The Company expects to conduct quarterly inventories until it can assess the effectiveness of these measures.

          In addition, in 1997 the Company included in its accounts receivable reserve approximately $1.7 million in connection with amounts due from discontinued customers and accrued an expense of $600,000 for professional fees related to the investigation of the inventory shortfall.

1997 COMPARED TO 1996

          The Company's net sales increased 17.2% to $264.7 million in 1997 from $225.9 million in 1996. This increase was attributed principally to an expansion of business from existing customers and sales to new customers in the PCB assembly markets. The increase was also due to the effect of acquisitions made by the Company during 1997. Without the acquisitions, the increase in net sales would have been approximately 11%. As a percentage of net sales, the Company's largest customers in 1997 included Bay Networks (31%), EMC (13%) and Ascend (13%). As a percentage of net sales in 1996, Ascend was the largest customer with 20% of net sales.

          During 1997, the Company experienced a reduction in, and then a termination of, business with 3Com. Sales to 3Com were less than 10% of net sales in 1997 compared to 17% of Company net sales in 1996.

          The Company provides electronics manufacturing services to customers in the networking, industrial, computer, telecommunications and medical equipment markets.

                                Percentage of
      Market                      Net Sales
-------------------       ---------------------------
                              1997          1996
                          ------------  -------------
      Networking               51%           54%
      Industrial               17            12
      Computer                 15            13
      Telecommunications       14            19
      Medical                   3             2
                          ------------  -------------
                              100%          100%
                          ------------  -------------

       Net sales in the PCB assembly division (including system integration and test operations) increased as a percentage of net sales to 89.5% in 1997 compared to 87.2% in 1996. Net sales in the cable and harness assembly division accounted for 10.5% of 1997 net sales compared to 12.8% of 1996 net sales.

       Gross profit decreased by $16.8 million or 59% to $11.5 million in 1997 compared to $28.4 million in 1996. Gross profit as a percentage of net sales ("gross margin") decreased to 4.4% in 1997 from 12.6% in 1996. This change is attributable primarily to the following: the $13.1 million inventory shortfall, changes in product mix with shipments of lower margin products higher than anticipated, lower than anticipated shipments resulting in lower manufacturing absorption, and the incurrence of higher than normal manufacturing efficiency variances. These occurrences primarily affected business operating results in the second half of 1997. Gross profit as a percentage of net sales in the first and second quarters of 1997 was relatively consistent with 1996 business operating results. Without the effect of the inventory shortfall charge, gross margin would have decreased to 9.3% in 1997 due to the aforementioned reasons.

       Selling, general and administrative (SG&A) expenses increased 50% to $15.1 million or 5.7% of net sales in 1997, compared to $10.0 million or 4.5% of net sales in 1996. The increase in SG&A expenses as a percentage of net sales for 1997 compared to 1996 reflects the charges associated with accounts receivable provisions, provision for professional fees related to the investigation of the inventory shortfall, acquisitions made in Ireland and Norcross, Georgia, the continued investment in sales and marketing programs at the Company, and the effects of lower third and fourth quarter 1997 net sales levels affecting full year comparative results. Without the effect of these provisions for accounts receivable and non-recurring professional services, SG&A as a percentage of net sales would have been 4.8% in 1997 compared to 4.5% of net sales in 1996.

       Operating income decreased with a loss of $3.5 million, or 1.3% of net sales for 1997 compared with operating income of $18.4 million, or 8.1% of net sales for 1996 as a result of the previously discussed factors.

       Other expense-net increased to $2.7 million for 1997 compared with $1.4 million for 1996. The increase in interest and other expense resulted principally from additional borrowings on the Company's line of credit to support working capital requirements.

       The Company is reviewing the areas within its business and operations which could be adversely affected by Year 2000 issues and evaluating the costs associated with modifying and testing its systems for the Year 2000. In particular, the Company has reviewed its internal operating hardware and software systems in the financial and manufacturing functions. The Company believes it has developed appropriate plans and programs regarding these internal systems to become Year 2000 compliant. Although the Company is not yet able to fully estimate its incremental cost for Year 2000 issues, the costs which the Company has expensed to date have not been material, and, based on its review to date, the Company does not believe that internal Year 2000 issues will have a material adverse effect on the Company's business, financial condition or results of operations. The Company has also begun discussions regarding Year 2000 compliance with its vendors and customers, and has not been informed by any vendor or customer of material Year 2000 compliance problems. However, there can be no assurance that one or more of the Company's vendors or customers won't have material Year 2000 compliance problems, which could result in a material adverse effect on the Company's business, financial condition or results of operations.

1996 COMPARED TO 1995

       The Company's net sales increased 95% to $225.9 million in 1996 from $115.7 million in 1995. This increase was attributed principally to an expansion of business from existing customers and sales to new customers in the PCB assembly markets.

       Gross profit increased by $14.2 million or 100% to $28.4 million in 1996 compared to $14.2 million in 1995. Gross margin increased to 12.6% in 1996 from 12.3% in 1995. This change is primarily attributed to higher utilization of facilities and equipment, reduced customer start-up costs and the effects of Company manufacturing cost improvement programs.

       Selling, general and administrative expenses increased 50% to $10.0 million or 4.5% of net sales in 1996, compared to $6.7 million or 5.8% of net sales in 1995. This decrease as a percentage of net sales reflects the results of the continued growth in the Company's business which allowed for a higher utilization of fixed costs, a greater proportion of net sales being made directly by the Company, and the effect of the Company's ongoing cost management efforts.

       Operating income increased 144% to $18.4 million or 8.1% of net sales, in 1996 compared to $7.5 million or 6.5% of net sales in 1995. This improvement is the result of positive changes in gross profit and selling, general and administrative performance as previously discussed.

       Other expense-net increased to $1.4 million in 1996 compared to $62,000 in 1995. This increase is primarily attributed to interest expense associated with the utilization of the Company's line of credit to fund working capital requirements for inventory and accounts receivable as related to the growth of the business.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

       The Company had working capital of $35.0 million at December 31, 1997 compared with $71.1 million at December 31, 1996. Operating activities used $3.4 million of cash in 1997 compared with $26.0 million of cash usage in 1996. Use of cash in 1996 supported the Company's high level of growth during 1996. Cash used for property, equipment and acquisition-related investing activities was $5.0 million for 1997 compared with $2.9 million for 1996.

       On a consolidated basis, the Company had secured revolving credit facilities of $50.0 million, limited to a certain percentage of accounts receivable and inventory. The Company had fully utilized the amount available for borrowings at December 31, 1997. The Company had operating losses for the third and fourth quarters of 1997. As a result of such losses, the Company was in default as of December 31, 1997 with certain financial covenants under its revolving credit facility. The Company's banks have waived compliance with such covenants as of December 31, 1997. However, due to the nature of the financial covenants, the Company reclassified all its long-term bank debt of $40.2 million at December 31, 1997 to a current liability. The Company is currently in discussions with its banks to modify the financial covenants under its revolving credit facility. Unless and until such a modification is agreed to or additional waivers are obtained, the banks are not obligated to lend additional amounts under the revolving credit facility. If the Company is unable to revise its credit facility, or if the Company is unable to comply with any revised covenants, the Company believes it could obtain alternative sources of financing, restructure its debt or take other action to resolve the matter. However, there can be no assurance that the Company will be able to secure additional waivers from the banks, restructure the terms of its revolving credit facility, restructure its debt or obtain alternative sources of financing, which failure would have a material adverse effect on the Company's business, financial condition and results of operations.

       In addition, at December 31, 1997 the Company's equipment lease line of $20.0 million had $13.2 million of commitments and $6.8 million available for use. The Company's need for, cost of and access to funds are dependent in the long term on future operating results as well as conditions external to the Company. The Company believes that its current sources of and access to future capital are adequate to support operations for the next twelve months.


NEWLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 130" and "SFAS 131," respectively). The Company will be required to adopt the provisions of these statements in fiscal 1998. SFAS 130 provides standards for reporting items considered to be comprehensive income and uses the term "other comprehensive income" to refer to revenues, expenses, gain and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. SFAS 131 requires new standards for reporting information about operating segments. The Company believes that the provisions of SFAS 130 or SFAS 131 will not, when adopted, have a material impact on the Company's financial condition and results of operations.

FLUCTUATIONS IN NET SALES AND OPERATING RESULTS

         The Company's future operating results may be affected by a number of factors such as the level and timing of orders from, and shipments to, major customers; customers' announcement and introduction of new products or new generations of products; evolutions in the life cycles of customers' products; timing of expenditures in anticipation of future orders; effectiveness in managing manufacturing processes; changes in cost and availability of labor and components; efficiencies achieved by the Company in managing inventory and fixed assets; a shift in the Company's product assembly mix which results in fluctuating margins; capacity utilization; inventory obsolescence; currency exchange rate movements; acquisitions and related charges and expenses; competition in the electronics manufacturing services market; trends in the electronics manufacturing services market; trends in the electronics industry; and changes or anticipated changes in economic conditions.

CAUTIONARY STATEMENTS

         The Private Securities Litigation Reform Act of 1995 (the "Act") contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involve risk and uncertainties. Any statements in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's expectations, objectives and plans for future operations, and the Company's expected liquidity and capital resources). The following cautionary statements should be considered carefully in evaluating the Company and its business. The factors discussed in these cautionary statements, among other factors, could cause actual results to differ materially from those contained in the forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the safe harbor provisions of the Act.

  CUSTOMER AND MARKET CONCENTRATION; DEPENDENCE ON ELECTRONICS INDUSTRY

         In 1997, the Company's three largest customers accounted for approximately 57% of the Company's net sales. Sales to Bay Networks, Ascend and EMC were approximately 31%, 13%, and 13%, respectively, of the Company's net sales for such period. For 1996, the Company's four largest customers accounted for approximately 63% of net sales. Sales to Ascend, 3Com, Bay Networks and Motorola were approximately 20%, 17%, 13% and 13%, respectively, of the Company's net sales for 1996. The Company's results will depend to a significant extent on the success achieved by its OEM customers in marketing their products and the Company's ability to diversify its customer base in order to reduce its reliance on particular customers. There can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers, a significant reduction in purchases from such customers, discontinuance by any major customer of products manufactured by the Company, or developments adverse to the Company's customers or their products could have a material adverse effect on the Company's business, financial condition and results of operations. For example, the Company experienced a reduction in net sales from the second to the third quarters of 1995 as a result of a significant reduction in orders from its then principal customer, Chipcom Corporation, which was subsequently acquired by 3Com. Also, during 1997 the Company experienced a redction in, and then a termination of, business with 3Com. In addition, the Company could be adversely affected if a major customer were unable or unwilling to pay for products and services on a timely basis or at all.

         The Company's customer base has historically been concentrated in a limited number of segments within the electronics industry. Net sales to customers within the networking segment accounted for over 50% of the

Company's net sales in each of 1995, 1996 and 1997. These industry segments, and the electronics industry as a whole, are subject to intense competition, consolidation, rapid technological changes, significant fluctuations in product demand, relatively short product life-cycles, and consequent product obsolescence. Developments adverse to such industry segments could have a negative effect on the Company. The industry segments served by the Company are also subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. A recessionary period or other event leading to excess capacity or downturn affecting the electronics industry generally or one or more of the industry segments served by the Company would likely result in intensified price competition, reduced gross margins and a decrease in net sales, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

  VARIABILITY OF CUSTOMER REQUIREMENTS; NATURE AND EXTENT OF CUSTOMER COMMITMENTS ON ORDERS

         The level and timing of orders placed by the Company's OEM customers vary due to customer attempts to manage inventory, changes in the OEM's manufacturing strategy and variation in demand for customer products due to, among other things, introduction of new products, product life cycles, competitive conditions or industry or general economic conditions. The Company generally does not obtain long-term purchase orders or commitments from its customers and, accordingly, works with its customers to anticipate delivery dates and future volume of orders based on customer forecasts. The Company relies on its estimates of anticipated future volumes when making commitments regarding the levels of business that it will seek and accept, the timing of production schedules, the purchase of inventory and the levels and utilization of personnel and other resources. From time to time, the Company will purchase certain components without a customer commitment to pay for them. The Company may source components for product assemblies based on customer forecasts. However, the Company's policy is that customers are responsible for materials and associated acquisition costs in the event of a significant reduction, delay or cancellation of orders from the forecasted amounts. In the event a customer is unwilling or unable or not obligated to reimburse the Company for materials costs in the case of a significant variance from forecast, the Company's business, financial condition and results of operations could be materially and adversely affected. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were either previously made or anticipated. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations.

  FLUCTUATIONS IN OPERATING RESULTS

         The Company's operating results have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. The variability of the level and timing of orders from, and shipments to, major customers may result in significant periodic and quarterly fluctuations in the Company's results of operations. A substantial portion of net sales in a given quarter may depend on obtaining and fulfilling orders for assemblies to be manufactured and shipped in the same quarter in which those orders are received. Further, a significant portion of net sales in a given quarter may depend on assemblies configured, completed, packaged and shipped in the final weeks of such quarter. In addition to the variability resulting from the short-term nature of its customers' commitments, other factors have contributed, and may in the future contribute, to such fluctuations. These factors include, among other things, customers' announcement and introduction of new products or new generations of products, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, effectiveness in managing manufacturing processes, changes in cost and availability of labor and components, efficiencies achieved by the Company in managing inventory and fixed assets, a shift in the Company's product assembly mix which results in fluctuating margins, capacity utilization, inventory obsolescence, currency exchange rate movements, acquisitions and related charges and expenses, competition in the electronics manufacturing services market, trends in the electronics industry and changes or anticipated changes in economic conditions. An interruption in manufacturing resulting from shortages of parts or equipment, fire, earthquake or other natural disaster, equipment failure or otherwise could have a material adverse effect on the Company's business, financial condition and results of operations. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's operating expenses are relatively fixed, any unanticipated shortfall in revenue in a quarter may have a material adverse impact on the Company's business, financial condition and results of operations for that quarter. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

         The Company had operating losses for the third and fourth quarters of 1997. As a result of such losses, the Company was in default as of December 31, 1997 with certain financial covenants under its revolving credit facility. The Company's banks have waived compliance with such covenants as of December 31, 1997, however, due to the nature of the financial covenants, the Company reclassified all its long-term bank debt of $40.2 million at December 31, 1997 to a current liability. If the Company is unable to revise its credit facility or is unable to comply with the financial covenants in the revolving credit facility subsequent to December 31, 1997, there can be no assurance that the Company will be able to secure additional waivers from the banks, restructure the terms of its revolving credit facility, restructure its debt or obtain alternative sources of financing, which failure would have a material adverse effect on the Company's business, financial condition and results of operations.

         As a result of the foregoing or other factors, it is possible that in some future period the Company's results of operations will fail to meet the expectations of securities analysts or investors, and the price of the Common Stock would then be materially and adversely affected.

  COMPETITION

         The electronics manufacturing services industry is highly competitive. The Company competes against numerous U.S. and foreign electronics manufacturing services providers with global operations. The Company also faces competition from a number of electronics manufacturing services providers who operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Certain of the Company's competitors have substantially greater manufacturing, financial, systems, sales and marketing resources than the Company. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their services than the Company. The Company may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power from component suppliers or who have lower cost structures. The Company's manufacturing processes are generally not subject to significant proprietary protection, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that the principal competitive factors in the segments of the electronics manufacturing services industry in which it operates are technology, service, manufacturing capability, quality, geographic location, price, reliability, timeliness in delivering finished products and flexibility in adapting to customers' needs. There can be no assurance that competition from existing or potential competitors will not have a material adverse effect on the Company's business, financial condition and results of operations.

   MANAGEMENT OF GROWTH

         The Company has grown rapidly in recent years and expects to continue to expand its operations. Such growth has placed, and will continue to place, significant strain on the Company's management, operations, technical, financial, systems, marketing and other resources. The Company's ability to manage its growth will require it to continue to invest in its operational, financial and management information systems, as well as to develop further the management skills of its managers and supervisors and to retain, motivate and effectively manage its employees. In addition, as a result of the inventory shortfall occurring in 1997, the Company is reviewing its security procedures and operating and financial controls and, based upon such review, where appropriate will implement enhanced procedures and controls. If the Company's management is unable to manage growth effectively, the quality of the Company's services and products, its ability to retain key personnel and its results of operations could be materially and adversely affected. Competition for personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future, especially engineering and sales personnel. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements -- Acquisitions and Geographic Expansion."

  DEPENDENCE UPON KEY PERSONNEL AND SKILLED EMPLOYEES

         The Company's future success will be largely dependent upon the skills and efforts of John A. Pino, its President and Chief Executive Officer, and other key executives as well as its managerial, sales and technical employees. None of the senior management or other key employees of the Company is subject to any employment contract or noncompetition agreement and the Company does not maintain any key-man life insurance on any of its key executives. The loss of services of any of its executives or other key personnel could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, continued growth of the Company will require that, despite significant competition, it attract, motivate and retain additional skilled and experienced managerial, sales and technical personnel. There can be no assurance that the Company will be able to attract, motivate and retain personnel with the skills and experience needed to successfully manage the Company's business and operations.

  EXPANSION OF FACILITIES AND MANUFACTURING CAPACITY

         The Company believes its long-term competitive position depends in part on its ability to increase manufacturing capacity. The Company may obtain such additional capacity through acquisitions or through expansion of its current facilities. The Company is currently expanding its Hudson, Massachusetts facilities by 45,000 square feet and expects to relocate its Dublin, Ireland operations to a 45,000 square foot facility currently under construction. There can be no assurance that such expansions will be successfully completed on time or within the Company's expected expense levels. In addition, the Company's lease for its Norcross, Georgia facility expires in June 1998. There can be no assurance that the lease will be renewed or that alternate space will be available on acceptable terms. The acquisition and expansion of additional facilities from time to time will require substantial additional capital, and there can be no assurance that such capital will be available. Further, there can be no assurance that the Company will be able to acquire sufficient capacity or successfully integrate and manage such additional facilities. In addition, the Company's expansion of its manufacturing capacity has significantly increased and will continue to significantly increase its fixed costs, and the future profitability of the Company will depend on its ability to utilize its manufacturing capacity in an effective manner. The failure to obtain sufficient capacity or to successfully integrate and manage additional manufacturing facilities could adversely impact the Company's relationships with its customers, limit the Company's growth opportunities and materially and adversely affect the Company's business, financial condition and results of operations. See "Item 2. Properties."

  ACQUISITIONS AND GEOGRAPHIC EXPANSION

         In June 1997, the Company acquired substantially all of the assets and liabilities of Electronic Systems International, located in Norcross, Georgia. The acquired company provides electronics manufacturing services, primarily consisting of PCB assembly, electro-mechanical subassembly and total systems assembly to customers based primarily in the Southeastern United States. Also in June 1997, the Company completed the acquisition of SignMax Limited, located in Dublin, Ireland. SignMax Limited provides electronics manufacturing services primarily consisting of cable and harness assembly. The Company has limited experience in managing geographically dispersed operations, in integrating acquired companies into its operations, in expanding the scope of operations of acquired businesses, and in operating in the Southeastern United States or internationally. Therefore, there can be no assurance that the Company will operate the acquired businesses profitably in the future.

         The Company may expand into other geographical areas within the United States and internationally by acquiring additional electronics manufacturing services providers or by establishing new manufacturing operations in such areas. The Company may compete for acquisition and expansion opportunities with entities having significantly greater resources than the Company. Any such transactions may result in the potentially dilutive issuance of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets, and other costs and expenses, all of which could materially and adversely affect the Company's business, financial condition and results of operations following such a transaction. Such transactions also involve numerous business risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns and the potential loss of key employees from the combined company. Therefore, there can be no assurance that the key employees and businesses of acquired companies will be successfully integrated with the Company, that any acquired business will contribute significantly to the Company's sales or earnings, or that sales and earnings of the Company will not be adversely effected by the integration process or other factors.

  AVAILABILITY OF KEY COMPONENTS

         The Company and many of its customers rely on a single or limited number of third-party suppliers for many components used in the assembly process. The Company does not have any long-term supply agreements. Shortages of certain electronic components have occurred from time to time. In addition, due to the Company's utilization of just-in-time inventory techniques, the timely availability of many components to the Company is dependent on the Company's ability to continuously develop accurate forecasts of customer volume requirements. Component shortages could result in manufacturing and shipping delays or increased component prices which could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that the Company is unable to timely obtain key components for the reasons cited above or otherwise, the Company's business, financial condition and results of operations could be materially and adversely affected. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements - Risks of International Operations."

  TECHNOLOGICAL CHANGE AND PROCESS DEVELOPMENT

         The market for the Company's manufacturing services is characterized by rapidly changing technology and evolving process development. The continued success of the Company's business will depend in large part upon its ability to maintain and enhance its technological capabilities, develop and market manufacturing services which meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. Although management believes that the Company's operations utilize the assembly and testing technologies and equipment currently required by the Company's customers, there can be no assurance that the Company's process development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render the Company's equipment, inventory or processes obsolete or noncompetitive. In addition, to the extent that the Company determines that new assembly and testing technologies and equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment may require significant expense or capital investment by the Company.

  RISKS OF INTERNATIONAL OPERATIONS

         The Company recently acquired operations in Dublin, Ireland which it is currently expanding, and may in the future expand into other geographic regions. The Company also purchases a significant number of components manufactured in foreign countries. Because of the scope of its international operations, the Company is subject to numerous risks, including economic or political disruptions and instability, transportation delays and interruptions, foreign exchange rate fluctuations, employee turnover and labor unrest, longer payment cycles, greater difficulty in collecting accounts receivable, and less developed infrastructure, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Changes in policies by the U.S. or foreign governments resulting in, among other things, increased duties, increased regulatory requirements, higher taxation, currency conversion limitations, restrictions on the transfer of funds, the imposition of tariffs, or limitations on imports or exports could also have a material adverse effect on the Company's business, financial condition and results of operations. The Company could also be adversely affected if the current policies encouraging foreign investment or foreign trade by its host countries were to be reversed.

  LITIGATION

         On February 27, 1998, the Company and certain of the Company's officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the District of Massachusetts. The plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between October 1, 1997 and February 25, 1998. The complaint alleges, among other things, that the defendants knowingly made misstatements to the investing public about the Company's inventory and the accuracy of its accounting policies. Although the Company denies all material allegations of this complaint and intends to vigorously defend against all claims brought against it, the ultimate outcome, including the amount of possible loss, if any, of such litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been made in the accompanying Consolidated Financial Statements. While the Company does not believe that this litigation will have a material adverse effect on the Company's business and results of operations, given the preliminary stages of the litigation there can be no assurance as to the ultimate outcome of these matters.

  SIGNIFICANT INFLUENCE OF PRINCIPAL STOCKHOLDER

         John A. Pino, the Company's President and Chief Executive Officer, and certain trusts for the benefit of members of his family beneficially own approximately 60% of the outstanding Common Stock. As a result, Mr. Pino will be able to exert significant influence over the Company through his ability to influence the election of directors and all other matters that require action by the Company's stockholders. The voting power of these stockholders under certain circumstances could have the effect of preventing or delaying a change in control of the Company.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
         -----------------------------------------------

         The Company's Consolidated Financial Statements and the Independent Auditors' Report thereon are presented in the following pages. The Consolidated Financial Statements filed in Item 8 are as follows:

          Independent Auditors' Report
          Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations for the years ended December 31,
           1997, 1996 and 1995
          Consolidated Statements of Stockholders' Equity for the years ended
           December 31, 1997, 1996 and 1995
          Consolidated Statements of Cash Flows for the years ended December 31,
           1997, 1996 and 1995
          Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
ACT Manufacturing, Inc.:

We have audited the accompanying consolidated balance sheets of ACT Manufacturing, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the consolidated financial statement schedule listed in the index at Item 14. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 30, 1998

ACT MANUFACTURING, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------

ASSETS                                                                 1997              1996
CURRENT ASSETS:
  Cash and cash equivalents                                        $  5,165,197       $  5,054,366
  Accounts receivable  trade (less allowance for doubtful
     accounts of $2,030,000 in 1997 and 225,000 in 1996)             42,361,878         41,474,676
  Inventory                                                          39,950,859         53,993,681
  Prepaid expenses and other assets                                   1,194,731            488,931
  Income taxes refundable                                             8,417,111
  Deferred tax asset                                                  1,509,000          1,487,000
                                                                   ------------       ------------

           Total current assets                                      98,598,776        102,498,654

PROPERTY AND EQUIPMENT--Net                                           8,005,742          4,635,228

GOODWILL--Net                                                         6,129,527

OTHER ASSETS--Net                                                       805,443            461,179
                                                                   ------------       ------------

TOTAL                                                              $113,539,488       $107,595,061
                                                                   ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable bank                                                $ 40,206,410       $         --
  Current portion of long-term debt                                     441,924             38,346
  Accounts payable                                                   18,556,645         26,153,776
  Accrued compensation and related taxes                              1,657,610          1,527,584
  Income tax payable                                                         --          1,934,817
  Accrued expenses                                                    2,688,638          1,753,549
                                                                   ------------       ------------

           Total current liabilities                                 63,551,227         31,408,072
                                                                   ------------       ------------

LONG-TERM DEBT--Less current portion                                    729,668         29,054,928
                                                                   ------------       ------------

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS' EQUITY:
  Preferred stock - $.01 par value; authorized, 5,000,000 shares;
      issued and outstanding, none
  Common stock - $.01 par value; authorized, 20,000,000 shares;
      issued and outstanding,
     9,062,946 shares in 1997 and 8,817,200 shares in 1996               90,629             88,172
  Additional paid-in capital                                         39,327,194         33,200,677
  Cumulative foreign currency translation adjustments                     4,307
  Retained earnings                                                   9,836,463         13,843,212
                                                                   ------------       ------------

           Total stockholders' equity                                49,258,593         47,132,061
                                                                   ------------       ------------

TOTAL                                                              $113,539,488       $107,595,061
                                                                   ============       ============

See notes to consolidated financial statements.

ACT MANUFACTURING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                             1997            1996            1995
NET SALES                                                $264,654,208    $225,900,182    $115,657,550

COST OF GOODS SOLD                                        253,122,066     197,529,503     101,448,106
                                                         ------------    ------------    ------------
GROSS PROFIT                                               11,532,142      28,370,679      14,209,444
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                                  15,061,975      10,016,851       6,682,863
                                                         ------------    ------------    ------------
OPERATING INCOME (LOSS)                                    (3,529,833)     18,353,828       7,526,581
                                                         ------------    ------------    ------------
OTHER INCOME (EXPENSE):
 Interest expense                                          (2,659,323)     (1,555,697)       (424,314)
 Other                                                        (46,593)        131,783         362,418
                                                         ------------    ------------    ------------
   Total                                                   (2,705,916)     (1,423,914)        (61,896)
                                                         ------------    ------------    ------------
INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES                                              (6,235,749)     16,929,914       7,464,685

BENEFIT (PROVISION) FOR INCOME TAXES                        2,229,000      (6,773,000)     (1,694,000)
                                                         ------------    ------------    ------------

NET INCOME (LOSS)                                        $ (4,006,749)   $ 10,156,914    $  5,770,685
                                                         ============    ============    ============
                                                                                         PRO FORMA
                                                                                        ------------
INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES                                            $ (6,235,749)   $ 16,929,914    $  7,464,685

BENEFIT (PROVISION) FOR INCOME TAXES                        2,229,000      (6,773,000)     (2,999,000)
                                                         ------------    ------------    ------------

NET INCOME (LOSS)                                        $ (4,006,749)   $ 10,156,914    $  4,465,685

BASIC NET INCOME (LOSS) PER COMMON SHARE                 $      (0.45)   $       1.16    $       0.55
                                                         ============    ============    ============
DILUTED NET INCOME (LOSS) PER COMMON SHARE               $      (0.45)   $       1.13    $       0.54
                                                         ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                 8,951,688       8,762,233       8,057,164
                                                         ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED               8,951,688       9,012,495       8,334,314
                                                         ============    ============    ============

See notes to consolidated financial statements.

ACT MANUFACTURING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                                               CUMULATIVE
                                         $.01 PAR    $.01 PAR                    FOREIGN
                                           VALUE       VALUE      ADDITIONAL     CURRENCY                             TOTAL
                                         PREFERRED    COMMON       PAID-IN     TRANSLATION        RETAINED        STOCKHOLDERS'
                                           STOCK       STOCK       CAPITAL     ADJUSTMENTS        EARNINGS            EQUITY
BALANCE, JANUARY 1, 1995                  $     --    $56,000     $    60,000  $       --         $  7,239,435      $ 7,355,435

 Net income                                     --         --              --          --            5,770,685        5,770,685
 Net proceeds from sale of stock                --     31,132      31,792,943          --                  --        31,824,075
 S Corporation distributions to
  stockholders                                  --         --        (654,371)         --           (9,323,822)      (9,978,193)

 Income tax benefit from employees'
  exercise of stock options                     --         --         715,759          --                  --           715,759
                                         ---------    -------     -----------  ----------         -----------     -------------

BALANCE, DECEMBER 31, 1995                      --     87,132      31,914,331          --           3,686,298        35,687,761

 Net income                                     --         --              --          --          10,156,914        10,156,914
 Net proceeds from sale of stock                --      1,040         522,721          --                  --           523,761
 Income tax benefit from employees'
  exercise of stock options                     --         --         763,625          --                  --           763,625
                                         ---------    -------     -----------  ----------         -----------     -------------
BALANCE, DECEMBER 31, 1996                      --     88,172      33,200,677          --          13,843,212        47,132,061

 Net income                                     --         --              --          --          (4,006,749)       (4,006,749)
 Net proceeds from sale of stock                --        552         503,438          --                  --           503,990
 Issuance of stock for acquisition              --      1,905       5,248,095          --                  --         5,250,000
 Cumulative foreign currency
  translation adjustments                       --         --                       4,307                  --            4,307
 Income tax benefit from employees'
  exercise of stock options                     --         --         374,984          --                  --          374,984
                                         ---------    -------     -----------  ----------         -----------     -------------
BALANCE, DECEMBER 31, 1997                $     --    $90,629     $39,327,194      $4,307        $  9,836,463       $49,258,593
                                         =========    =======     ===========  ==========        ============     =============

See notes to consolidated financial statements.

ACT MANUFACTURING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------

                                                         1997            1996           1995
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                         $  (4,006,749)  $  10,156,914   $  5,770,685
 Adjustment to reconcile net income and net
  cash used for operating activities:
   Depreciation and amortization                        1,781,667       1,117,966        823,155
   Deferred income taxes                                  (22,000)       (982,000)      (505,000)
   Provision for doubtful accounts                      1,805,000          20,169         (1,594)
   Increase (decrease) in cash from:
     Accounts receivable - trade                          155,175     (21,909,379)    (4,122,014)
     Inventory                                         16,365,565     (23,606,811)   (15,648,071)
     Prepaid expenses and other assets                 (1,573,433)       (254,881)       (26,595)
     Accounts payable                                  (9,655,635)      5,666,094      8,173,407
     Accrued compensation and related taxes               130,026         693,453       (175,813)
     Income tax (refundable) payable                   (9,976,944)      2,048,589      1,128,967
     Accrued expenses                                   1,579,289       1,026,905        166,158
                                                    -------------   -------------   ------------
      Net cash used for operating activities           (3,418,039)    (26,022,981)    (4,416,715)
                                                    -------------   -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment                 (2,432,380)     (3,026,585)    (1,174,241)
 (Increase) decrease in other noncurrent assets          (152,661)          98,303         83,621
 Acquisitions, net of cash acquired                    (2,387,938)              -              -
                                                    -------------   -------------   ------------
      Net cash used for investing activities           (4,972,979)     (2,928,282)    (1,090,620)
                                                    -------------   -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under line-of-credit agreements           243,631,547     167,079,696     34,488,658
 Repayments under line-of-credit agreements          (233,885,125)   (140,624,721)   (42,034,833)
 Repayments of long-term debt                          (1,790,386)        (70,258)      (439,509)
 Net proceeds from sale of stock                          503,990         523,761     31,824,075
 S Corporation distributions paid                               -               -    (11,425,123)
                                                    -------------   -------------   ------------
      Net cash provided by financing activities         8,460,026      26,908,478     12,413,268
                                                    -------------   -------------   ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
 EQUIVALENTS                                               41,823               -              -
                                                    -------------   -------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                              110,831      (2,042,785)     6,905,933

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            5,054,366       7,097,151        191,218
                                                    -------------   -------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR              $   5,165,197   $   5,054,366   $  7,097,151
                                                    =============   =============   ============

See notes to consolidated financial statements

ACT MANUFACTURING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF BUSINESS - ACT Manufacturing, Inc. and Subsidiaries (the "Company) provide value-added electronics manufacturing services for original equipment manufacturers in the networking, computer, telecommunications, industrial and medical equipment markets. The Company provides OEMs with complex printed circuit board assembly primarily utilizing advanced surface mount technology, mechanical and molded cable and harness assembly, electro-mechanical subassembly, and total system assembly and integration.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of ACT Manufacturing, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

      REVENUE RECOGNITION - Revenue from assembly services is recognized upon shipment of the product.

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

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      (CONTINUED)

      OTHER ASSETS - Other assets include cash surrender value of officer's life insurance and noncompete agreements. The noncompete agreements are being amortized over 3-10 years.

      WARRANTY - The Company generally warrants that its hardware assemblies will be free from defects in workmanship for 12 months and passes on to the customer any warranties provided by component manufacturers and material suppliers to the extent permitted. Warranty costs have not been material to date, accordingly, no reserves have been provided for.

      INCOME TAXES - For a portion of 1995, the Company was taxed under Subchapter S of the Internal Revenue Code. As a result, the Company was not subject to federal income taxes, and the taxable income of the Company was included in the stockholders' individual tax returns for this portion of 1995. The Company was subject to income and excise taxes in accordance with the statutory requirements of the Commonwealth of Massachusetts.

      Effective immediately prior to the commencement of the Company's initial public offering in March 1995, the Company's S Corporation election was terminated, and the Company has been subject to federal and state income taxes as a C Corporation from that date forward.

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

      STOCK BASED COMPENSATION - Effective January 1, 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS 123, the Company accounts for stock option grants using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, the Company has recognized no compensation expense for stock option grants.

      NET INCOME (LOSS) PER COMMON SHARE - In the fourth quarter of 1997 the Company adopted SFAS No. 128, "Earnings per Share." This Statement requires dual presentation of net income per common share-basic and diluted. Basic net income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution if common equivalent shares outstanding (common stock options) were exercised or converted into common stock. All prior periods have been restated to conform to SFAS No. 128.

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

      Pro forma net income per common share for the year ended December 31, 1995 reflects the assumed issuance of 650,000 shares that the Company would have needed to issue at the initial public offering price of the Company's Common Stock ($12.00 per share) to fund the distribution of all previously taxed but undistributed S Corporation earnings to the Company's stockholders through March 28, 1995.

      Basic and diluted net income per share are computed in accordance with SFAS No. 128.

           A reconciliation of shares used in the EPS is as follows:























                                              Income (loss)          Shares           Per Share
                                               (Numerator)        (Denominator)        Amount
                                              ------------        -------------      ---------
                                                 (000s)               (000s)
              1997
             -----
       Basic and diluted EPS                    ($ 4,007)           8,952              ($ .45)
                                               =========           ======              ======
              1996
             -----
       Basic EPS                                 $10,157            8,762               $1.16
                                               =========                               ======
       Stock options                                                  250
                                                                   ------
       Diluted EPS                               $10,157            9,012               $1.13
                                               =========           ======              ======

              1995
             -----
       Basic EPS                                 $ 4,466            8,057               $ .55
                                               =========                               ======
       Stock options                                                  277
                                                                   ------
       Diluted EPS                               $ 4,466            8,334               $ .54
                                               =========           ======              ======

      Options to purchase 892,364 and 16,000 shares of common stock were outstanding during 1997 and 1995, respectively, but were not included in the computation of diluted EPS because of either the net loss in 1997 or because the options' exercise price was greater than the average market price of the common stock and, therefore, their effect would be anti-dilutive.

SUPPLEMENTAL CASH FLOW INFORMATION - Selected cash payments and noncash activities were as follows:

                                                             1997               1996              1995
Cash paid for interest                                   $  2,435,000       $  1,446,000      $    358,000
Cash paid for income taxes                                  7,935,000          5,713,000         1,070,000

Noncash investing and financing activities:
  Reduction in income taxes payable for disqualifying
    common stock dispositions                                 374,984            763,625           715,759
  Assets acquired in exchange for common stock              5,250,000                  -                 -

     RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARD - In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. SFAS No. 131 establishes standards for reporting information on operating segments in interim and annual financial statements. SFAS No. 130 and SFAS No. 131 will become effective for the Company beginning in 1998. SFAS No. 130 and SFAS No. 131 require disclosure only, and will have no impact on the Company's consolidated financial position and results of operations.

2.   ACQUISITIONS

     Effective June 9, 1997, the Company acquired substantially all of the assets and liabilities of Electronics Systems International ("ESI") located in Norcross, Georgia. ESI is a contract manufacturer to customers throughout the southeastern United States. Under the terms of the purchase agreement, the Company acquired assets and liabilities of ESI in exchange for 190,546 shares of the Company's common stock plus acquisition costs. The per share market value of the Company's common stock on the date of the purchase was $27.50.

     Effective June 10, 1997, the Company acquired substantially all of the outstanding stock of SignMax Limited, a cable and harness manufacturing company based in Dublin, Ireland. Under the terms of the purchase agreement, approximately 82% of the outstanding common shares of SignMax Limited were acquired for cash of $1,000,000 plus acquisition costs.

     Effective June 27, 1997, the Company acquired all of the outstanding stock of SignMax America, LLC, which owned the remaining 18% of SignMax Limited. Under the terms of the purchase agreement, 100% of the outstanding common shares were acquired for cash of $460,000 and the assumption of $575,000 in notes payable.

      The transactions were accounted for as purchases in accordance with APB Opinion No. 16 "Business Combinations" as follows:

          Details of Acquisitions:
            Cash paid, net of cash acquired                    $   1,454,480
            Acquisition expenses                                     939,025
                                                               -------------

            Total cash paid                                        2,393,505
            Common stock issued                                    5,250,000
                                                               -------------

            Total cash paid and common stock issued                7,643,505
            Liabilities assumed                                    4,334,315
                                                               -------------
            Total purchase price of acquisitions                  11,977,820
            Fair value of assets acquired                          5,609,230
                                                               -------------

            Excess of purchase price over net assets           $   6,368,590
                                                               =============


      The Company attributes the goodwill to the expected ability to expand sales in these new geographic markets, utilizing the acquired existing business infrastructure, and geographic market presence as a basis for expansion. Goodwill will be amortized over a period of fifteen years using the straight-line method of amortization. The operating results of the acquired businesses from the dates of purchases are included in the Company's Consolidated Statements of Operations for the year ended December 31, 1997. Pro forma information has not been provided as the operations of the acquired businesses are not material to the consolidated results of operations or financial position of the Company.

3.    INVENTORY

      Inventory consisted of the following at December 31:

                                                   1997                1996
          Raw materials                      $   27,903,435      $   37,697,313
          Work in process                        11,370,378          15,853,114
          Finished goods                            677,046             443,254
                                             --------------      --------------

          Total                              $   39,950,859      $   53,993,681
                                             ==============      ==============

4.    PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following at December 31:

                                                                  1997               1996
          Leasehold improvements                              $ 2,869,522        $ 2,265,416
          Equipment                                             6,181,792          3,628,600
          Office furniture and equipment                        3,467,301          2,718,289
          Vehicles                                                143,536            115,036
          Construction-in-progress                              1,059,703                  -
                                                              -----------        -----------
          Total property and equipment                         13,721,854          8,727,341

          Less accumulated depreciation and amortization       (5,716,112)        (4,092,113)
                                                              -----------        -----------
          Property and equipment - net                        $ 8,005,742        $ 4,635,228
                                                              ===========        ===========


5.    INDEBTEDNESS

      Indebtedness consisted of the following at December 31:

                                                      1997            1996
          Note payable bank                      $40,206,410     $ 28,704,975
          Noncompete covenant                        349,954          388,299
          Capital lease - equipment                  821,638                -
                                                 -----------     ------------
          Total                                   41,378,002       29,093,274

          Less current portion                    40,648,334           38,346
                                                  ----------     ------------
          Long-term debt                          $  729,668     $ 29,054,928
                                                  ==========     ============


      NOTE PAYABLE BANK - The Company has a line of credit with a consortium of banks which provides for borrowings up to an aggregate amount of $50,000,000, limited to a certain percentage of accounts receivable and inventory. Interest is payable monthly based on the bank's prime rate (8.5% at December 31, 1997) or LIBOR. Borrowings are collateralized by substantially all of the Company's assets. The Company had fully utilized the amount available for borrowings at December 31, 1997. The Company is required to maintain certain levels of tangible net worth, total debt to tangible net worth, debt service coverage, net profit before taxes on an absolute basis and debt to EBITDA. The facility prohibits capital expenditures in excess of certain amounts and the payment of cash dividends on the Company's capital stock.

      The Company had operating losses for the third and fourth quarters of 1997. As a result of such losses, the Company was in default as of December 31, 1997 with certain financial covenants under its revolving credit facility. The Company's banks have waived compliance with such covenants as of December 31, 1997. However, due to the nature of the financial covenants, the Company reclassified all its long-term bank debt of $40.2 million at December 31, 1997 to a current liability. The Company is currently in discussions with its banks to modify the financial covenants under its revolving credit facility. Unless and until such modifications are agreed to or additional waivers are obtained, the banks are not obligated to lend additional amounts under the revolving credit facility. If the Company is unable to revise its credit facility, or if the Company is unable to comply with any revised covenants, the Company believes it could obtain alternative sources of financing, restructure its debt or take other action to resolve the matter.

      EQUIPMENT LEASES - As of December 31, 1997, the Company had as available equipment lease line of $20.0 million under which $13.2 million of commitments were outstanding.

      NONCOMPETE COVENANT - In 1993, the Company entered into an agreement with its former sole stockholder which provides for monthly payments over a ten-year period, in return for a promise not to compete. The liability is recorded at the present value of the required future payments at an interest rate of 8%.

      Long-term debt at December 31, 1997 is due as follows:

                                      NOTE
                                     PAYABLE               NONCOMPETE        CAPITAL
                                      BANK                  COVENANT         LEASES             TOTAL
          1998                      $40,206,410            $   73,467       $ 457,175       $40,737,034
          1999                                -                79,345         352,317           431,662
          2000                                -                85,691         106,013           191,704
          2001                                -                92,547               -            92,547
          2002                                -                99,950               -            99,950
                                    -----------            ----------       ---------        ----------
          Total                      40,206,410               431,000         915,505        41,552,915

          Less amount
            representing interest             -                81,046          93,867           174,913
                                    -----------            ----------       ---------        ----------
          Present value of
            minimum payments         40,206,410               349,954         821,638        41,378,002

          Less current portion       40,206,410                47,175         394,749        40,648,334
                                    -----------            ----------       ---------        ----------
          Long-term debt            $         -            $  302,779       $ 426,889        $  729,668
                                    ===========            ==========       =========        ==========

6.    INCOME TAXES

      The benefit (provisions) for income taxes are as follows:

                                        1997                1996              1995
                                                                           (PRO FORMA)
          Current taxes:
            Federal                 $ 2,289,000         $(5,922,000)       $(2,296,500)
            State                       (82,000)         (1,833,000)          (765,500)
                                   ------------          ----------        -----------
                                      2,207,000          (7,755,000)        (3,062,000)

          Deferred taxes                 22,000             982,000             63,000
                                   ------------          ----------        -----------
             Total                 $  2,229,000         $(6,773,000)       $(2,999,000)
                                   ============         ===========        ===========


      Deferred income tax assets (liabilities) are attributable to the following at December 31:

                                                 1997           1996
          Accounts receivable                $  800,000      $   90,000
          Inventory                             270,000       1,212,000
          Depreciation                         (211,000)       (123,000)
          Accrued expenses                      263,000         308,000
          State net operating loss, net         387,000               -
                                             ----------     -----------
          Net deferred tax asset             $1,509,000     $ 1,487,000
                                             ==========     ===========

      No valuation allowance is required as the net deferred tax asset is expected to be fully realized.

      A reconciliation of the expected tax rate at the U.S. statutory rate to the effective tax rate (1995 on a pro forma basis) is as follows:

                                                                  1997      1996      1995
          Federal statutory rate                                   (34)%       34%      34%
          State income taxes, net of federal benefit                (4)         6        5
          Other                                                      2          -        1
                                                                  -----     -----     ----
          Effective rate                                           (36)%       40%      40%
                                                                  =====     =====     ====

       For income tax purposes, the Company incurred in 1997 a federal net operating loss of approximately $7,947,000 which the Company will elect to carryback and recover federal income taxes paid in prior years. The amount of federal income taxes related to the net operating loss carryback is approximately $2,700,000. For state income tax purposes the Company has a net operating loss carryforward of approximately $7,685,000 which is available to offset future state taxable income. The carryforward will expire in the year 2002. A deferred tax asset of $387,000 for 1997 has been recorded to reflect the net future benefit of this asset.

7.    STOCK OPTIONS

      The Company adopted a 1995 Stock Plan which provides for the grant of incentive and nonqualified stock options to purchase up to an additional 1,250,000 shares. The Company adopted the 1995 Non-Employee Director Stock Option Plan providing for the grant of options to purchase a maximum of 100,000 shares to nonemployee directors of the Company. The Company also has an Incentive Stock Option Plan under which options for up to 690,664 shares of common stock may be granted at an exercise price not less than fair market value at the date of grant. Stock option activity was as follows:

                                                             NUMBER                 WEIGHTED AVERAGE
                                                           OF OPTIONS      EXERCISE PRICE       FAIR VALUE
                                                           ----------      --------------       ----------
          Outstanding at January 1, 1995                      578,664              $ 3.21
          Granted                                             226,000                9.73            $8.35
          Exercised                                          (207,200)               2.41
          Forfeited                                          (112,800)               3.26
                                                           ----------

          Outstanding at December 31, 1995                    484,664                5.90
          Granted                                             268,000               12.79             3.12
          Exercised                                          (104,000)               5.04
          Forfeited                                          (160,000)              10.91
                                                           ----------

          Outstanding at December 31, 1996                    488,664                8.22
          Granted                                             598,500               25.50            13.49
          Exercised                                           (55,200)               9.13
          Forfeited                                          (139,600)              21.45
                                                           ----------
          Outstanding at December 31, 1997                    892,364               17.55
                                                           ==========

                                          OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                    --------------------------------------------------    -----------------------------------

                                                           WEIGHTED

                                                           AVERAGE            WEIGHTED              NUMBER

                      NUMBER OF     RANGE OF EXERCISE   REMAINING LIFE        AVERAGE              CURRENTLY

                       OPTIONS            PRICE           (IN YEARS)       EXERCISE PRICE         EXERCISABLE

                    ------------------------------------------------------------------------------------------

                         39,200           $0.48               5                 $0.48              16,000

                         69,532        3.70 - 3.96            5                  3.85              26,600

                        142,332        5.45 - 7.00            7                  6.67              54,600

                        116,000       10.25 - 14.75           8                 12.03               8,800

                        380,300       18.75 - 26.50           9                 20.32                  -

                        145,000       30.00 - 39.25           9                 36.70                  -

      The options vest over three and five-year periods.

      The Company has reserved shares of common stock for issuance pursuant to the 1993 Stock Option Plan, 1995 Non-Employee Director Stock Option Plan and the 1995 Stock Plan for 134,400, 78,000 and 569,500 shares, respectively.

      As described in Note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation for grants made after December 31, 1994, reported net income and net income per share would have been as follows:

                                                              1997             1996              1995
       Net income (loss)                                 $ (6,030,779)      $ 9,727,914       $ 4,164,485
                                                         =============      ===========       ===========
       Diluted earnings (loss) per common share                 $(.67)            $1.08              $.50
                                                                ======            =====              ====

      The fair value of options on their grant date was measured using the Black/Scholes option pricing model. Key assumptions used to apply this pricing model are as follows:

                                                        1997             1996             1995
       Risk-free interest rate                          6.0%              6.4%              5.9%

       Expected life of option grants                3 - 5 years      3 - 5 years       3 - 5 years

       Expected volatility of underlying stock           82%              63%               66%

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



8.    EMPLOYEE BENEFITS PLAN

      During 1994, the Company adopted a savings plan for its employees pursuant to Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate, and the plan allows a deferral ranging from a minimum 1% to the maximum percentage of compensation permitted by law. Company contributions to the plan are at the discretion of the Board of Directors. Contributions to the Plan were $50,000, $0 and $50,000 in 1997, 1996 and 1995, respectively.

9.    MAJOR CUSTOMERS

      The three largest customers accounted for 31%, 13% and 13%, respectively of the Company's net sales for 1997. In 1996, the Company's four largest customers accounted for 20%, 17%, 13% and 13%, respectively of net sales for 1996. In 1995, the Company's largest customer accounted for 41% of net sales for 1995.

10.   TRANSACTIONS WITH RELATED PARTIES

      The Company leases certain facilities and equipment from a realty trust controlled by its principal stockholder under leases which expire in 1998. These commitments are included in Note 11. The Company pays all operating costs of the building. Total payments to the realty trust were approximately $364,000 in 1997 and 1996, respectively, and $388,000 in 1995.

      In 1993, the Company entered into a ten-year agreement with one of its directors for future consulting services. Payments under the agreement were approximately $259,000 in 1997, $240,000 in 1996 and $222,000 in
      1995. Future commitments under this agreement are approximately $280,000 in 1998, $302,000 in 1999, $326,000 in 2000, $352,000 in 2001 and $613,000
      thereafter. The agreement expires in 2003. A noncompete agreement was also entered into with the same individual (see Notes 1 and 5). Payments under this agreement were $68,000 in 1997, $63,000 in 1996, and $58,000 in 1995.

11.   OPERATING LEASE COMMITMENTS AND PURCHASE COMMITMENTS

      The Company leases various plant and office equipment under noncancelable operating leases expiring through 2002. Rent expense in 1997, 1996 and 1995 was approximately $5,911,000, $2,700,000, and $1,345,000, respectively. The future minimum rental payments under these leases over the next five years are approximately as follows:

                     RELATED-PARTY      OTHER
                      COMMITMENTS    COMMITMENTS         TOTAL
1998                  $ 212,000     $  6,631,000     $  6,843,000
1999                       -           6,035,000        6,035,000
2000                       -           5,350,000        5,350,000
2001                       -           3,674,000        3,674,000
2002                       -           1,794,000        1,794,000
                      ---------     ------------     ------------
Total                 $ 212,000     $ 23,484,000     $ 23,696,000
                      =========     ============     ============

     The Company has a non-binding commitment to purchase at least $11,000,000 of materials from a vendor in 1998. In the event the Company fails to purchase this minimum volume, the Company will be obligated to refund a proportionate percentage of a $1 million credit reflected in the Company's December 31, 1997 Consolidated Financial Statements.

12.  CONTINGENCIES

      On February 27, 1998, the Company and certain of the Company's officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the District of Massachusetts. The plaintiffs purport to represent a class of all persons who purchased the Company's common stock between October 1, 1997 and February 25, 1998. The complaint alleges, among other things, that the defendants knowingly made misstatements to the investing public about the Company's inventory and the accuracy of its accounting practices. The Company believes the allegations in the complaint are without merit and intends to vigorously contest them.

      Although the Company denies all material allegations of this complaint and intends to vigorously defend against all claims brought against it, the ultimate outcome, including amount of possible loss, if any, of litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been made in the Consolidated Financial Statements. While the Company does not believe that this litigation will have a material adverse effect on the Company's business and results of operations, given the preliminary stages of the litigation there can be no assurance as to the ultimate outcome of these matters.

      From time to time, the Company is also subject to claims or litigation incidental to its business. The Company does not believe that any such incidental claims or litigation will have a material adverse effect on the operations of the Company.

13.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

      Summarized quarterly financial data are as follows (in thousands except per share amounts):

              1997 QUARTERS

                                                  FIRST            SECOND         THIRD           FOURTH
Net sales                                       $  70,250        $   72,364    $   62,306       $    59,734

Gross profit                                        9,042             9,496         3,390           (10,396)

Net income                                          3,361             3,631          (620)          (10,379)

Earnings (loss) per share:
     Basic                                           0.38              0.41         (0.07)            (1.15)

     Diluted                                         0.37              0.39         (0.07)            (1.15)

              1996 QUARTERS
                                                  FIRST            SECOND         THIRD           FOURTH
Net sales                                       $  40,516        $   52,155    $   63,893       $    69,336

Gross profit                                        4,768             6,528         8,108             8,967

Net income                                          1,622             2,253         2,967             3,315

Earnings (loss) per share
     Basic                                           0.19              0.26          0.34              0.38

     Diluted                                         0.18              0.25          0.33              0.36

The Company's 1997 loss (before taxes) includes certain significant adjustments and non-recurring charges recorded during the fourth quarter:

  Physical inventory adjustments                $ 13,113,000
  Allowance for doubtful accounts                  1,740,000
  Non-recurring professional fees                    600,000
                                                ------------
                                                $ 15,453,000
                                                ============


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

                                   PART III


ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT
          ----------------------------------------

         Information concerning the directors of the Company is hereby incorporated by reference to the information contained under the heading "Election of Director" in the Registrant's definitive proxy statement for the Registrant's 1998 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the close of the fiscal year (the "Definitive Proxy Statement").

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

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K
         --------------------------------------------------------------------

(a)(1)   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         The following Consolidated Financial Statements of the Registrant are filed as part of this report:

         Independent Auditors' Report.

         Consolidated Balance Sheets as of December 31, 1997 and 1996.

         Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

         Notes to Consolidated Financial Statements.

(a)(2)   INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

         The following Consolidated Financial Statement Schedule of the Registrant is filed as part of this report:

                                                                      Page
                                                                      ----

   Schedule II  -  Valuation and Qualifying Accounts and Reserves      S-1

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying consolidated financial statements or Notes thereto.

(a)(3)   INDEX TO EXHIBITS

EXHIBIT NO.                     DESCRIPTION
------------                    -----------

  3.1(1)   - Second Restated Articles of Organization of the Company.

  3.2(2)   - Amended and Restated By-Laws of the Company.

  3.3(8)   - Articles of Amendment to the Second Restated Articles of
             Organization of the Company.

  4.1(2)   - Specimen certificate representing the Common Stock.

  4.2      - Second Restated Articles of Organization of the Company (see
             Exhibit 3.1).

  4.3      - Amended and Restated By-Laws of the Company (see Exhibit 3.2).

  4.4      - Articles of Amendment to the Second Restated Articles of
             Organization of the Company (see Exhibit 3.3).

  10.1(2)# - 1995 Stock Plan.

  10.2(2)# - 1995 Non-Employee Director Stock Option Plan.

  10.3(2)# - Stock Option Plan dated April 15, 1993.

  10.4(2)# - Stock Option Plan of Automated Component Technologies, Inc. dated
             April 15, 1993.

  10.5(2)  - Registration Rights Agreement dated February 8, 1995 by and among the Company, John A. Pino and certain other stockholders named therein.

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

  10.24(4) Lease dated January 31, 1996 between Mansfield/Forbes Ltd. Partnership and the Company.

  10.25(5)  - Letter Agreement dated June 1996 by and among The First National
              Bank of Boston, State Street Bank and Trust Company, Citizen's Bank of Massachusetts and the Company.

  10.26(5)  - Revolving Credit Note dated December 16, 1994, as amended and restated, by the Company in favor of The First National Bank of Boston.

  10.27(5)  - Third Amendment dated July 1, 1996 to the Amended and Restated
              Loan and Security Agreement by and among The First National Bank of Boston, State Street Bank and Trust Company, Citizen's Bank of Massachusetts, and the Company.

  10.28(5)  - Fourth Amendment dated August 16, 1996 to the Amended and Restated
              Loan and Security Agreement by and among The First National Bank of Boston, State Street Bank and Trust Company, Citizen's Bank of Massachusetts, and the Company.

  10.29(5)  - Fifth Amendment dated October 1, 1996 to the Amended and Restated
              Loan and Security Agreement by and among The First National Bank of Boston, State Street Bank and Trust Company, Citizen's Bank of Massachusetts, and the Company.

  10.30(5)  - Split-Dollar Life Insurance Agreement Dated September 5, 1996 by
              and between the John A. Pino and Janet M. Pino Family Maintenance Trust and the Company.

  10.31(6)  - Sixth Amendment dated November 6, 1996 to the Amended and Restated
              Loan and Security Agreement by and among The First National Bank of Boston, State Street Bank and Trust Company, Citizen's Bank of Massachusetts, and the Company.

  10.32(7)  - Seventh Amendment dated February 28, 1997 to the Amended and
              Restated Loan and Security Agreement by and among The First National Bank of Boston, State Street Bank and Trust Company, Citizen's Bank of Massachusetts, and the Company.

  10.33(8)  - Eighth Amendment dated June 5, 1997 to the Amended and Restated
              Loan and Security Agreement by and among BankBoston, N.A., State Street Bank and Trust Company, Citizen's Bank of Massachusetts, and the Company.

  10.34(9)  - Ninth Amendment dated September 23, 1997 to the Amended and
              Restated Loan and Security Agreement by and among BankBoston, N.A., State Street Bank and Trust Company, Citizen's Bank of Massachusetts, and the Company.

  11.1.*    - Statement re: computation of earnings per share.

  21.1*     - Subsidiaries of Registrant

  23.1*     - Consent of Deloitte & Touche LLP.

  24.1      - Power of Attorney (see Page 43 of this Form 10-K).

  27.1*     - Financial Data Schedule - Fiscal Year 1997.

  27.2*     - Financial Data Schedule - Fiscal Year 1996 and Quarters Ended
              March 31, June 30 and September 30, 1997.

  27.3*     - Financial Data Schedule - Fiscal Years 1994 and 1995 and Quarters
              Ended March 31, June 30 and September 30, 1996.
-------------------

(1) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(2) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-89532), as amended.
(3) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1996.
(4) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
(5) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.
(6) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
(7) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997.
(8) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(9) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

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


                                 ACT MANUFACTURING, INC.

Date: March 31, 1998             By: /s/ John A. Pino
                                     --------------------
                                 John A. Pino
                                 President and
                                 Chief Executive Officer




                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John A. Pino and Douglass C. Greenlaw, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-k and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                 TITLE                       DATE
--------------------------  ----------------------------------   --------------

/s/ John A. Pino            President, Chief Executive Officer   March 31, 1998
--------------------------  and Director  (Principal Executive
John A. Pino                Officer)


/s/ Douglass C. Greenlaw    Vice President of Finance and        March 31, 1998
--------------------------  Administration and
Douglass C. Greenlaw        Chief Financial Officer
                            (Principal Financial and
                            Accounting Officer)


/s/ Edward T. Cuddy         Director                             March 31, 1998
--------------------------
Edward T. Cuddy

/s/ Bruce R. Gardner        Director                             March 31, 1998
--------------------------
Bruce R. Gardner

/s/ Donald G. Polich        Director                             March 31, 1998
--------------------------
Donald G. Polich

                                  SCHEDULE II
                                  -----------

                            ACT MANUFACTURING, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                     ADDITIONS
                                          BALANCE AT             CHARGED TO COSTS                         BALANCE AT
                                      BEGINNING OF PERIOD          AND EXPENSES          DEDUCTIONS     END OF PERIOD
                                   -------------------------  -----------------------  --------------  ----------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
For the year ended December 31,
 1995............................                 $  225,000               $    1,594      $    1,594        $  225,000

For the year ended December 31,
 1996............................                    225,000                   23,169          23,169           225,000

For the year ended December 31,
 1997............................                    225,000                1,805,000                         2,030,000

INVENTORY RESERVE:
For the year ended December 31,
 1995............................                 $  440,000               $  301,476      $  160,156        $  581,320

For the year ended December 31,
 1996............................                    581,320                2,648,541         325,744         2,904,117

For the year ended December 31,
 1997............................                  2,904,117                  685,000       2,904,117           685,000