Form 10-Q
period 1998-03-31
ACT MANUFACTURING INC
filed 1998-05-15
CIK 937971

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  ___________

                                   FORM 10-Q


         [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1998

                                      or

         [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Transition Period From _____ To _____

                        Commission File Number: 0-25560

                            ACT Manufacturing, Inc.
                            -----------------------
             (Exact name of registrant as specified in its charter)

Massachusetts                                            04-2777507
-------------                                            ----------
(State or other jurisdiction of                      (IRS Employer ID. No.)
 incorporation or organization)

 108 Forest Avenue                                         01749
Hudson, Massachusetts                                     ----------
---------------------                                     (Zip code)
(Address and zip code of
principal executive offices)


Registrant's telephone number, including area code:   (978) 567-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock                                   9,062,946 Shares
         ------------                                   -----------------
           (Class)                                (Outstanding on May 11, 1998)

                            ACT MANUFACTURING, INC.

                               INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1--Financial Statements:
Condensed Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997 .......       3
Condensed Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997..........................       4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997........       5
Notes to Consolidated Financial Statements................................................................       6

ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations.............       9

PART II.   OTHER INFORMATION

ITEM 6--Exhibits and Reports on Form 8-K..................................................................      18

Signatures................................................................................................      19

Exhibit Index.............................................................................................      20

Exhibit 11................................................................................................

Exhibit 27................................................................................................

                        PART I.   FINANCIAL INFORMATION

                            ACT MANUFACTURING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED--IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED MARCH 31,
                                                  --------------------------------------------
                                                          1998                   1997
                                                  ---------------------  ---------------------

Net sales.....................................        $   60,943                $   70,250
Cost of goods sold............................            58,971                    61,208
                                                      ----------                ----------

Gross profit..................................             1,972                     9,042

Selling, general and administrative expenses..             3,017                     2,892
                                                      ----------                ----------

Operating income (loss).......................            (1,045)                    6,150

Interest and other expense, net...............               832                       548
                                                      ----------                ----------

Income (loss) before provision for income
  taxes.......................................            (1,877)                    5,602

Provision (benefit) for income taxes..........              (751)                    2,241
                                                      ----------                ----------

Net income (loss).............................        $   (1,126)               $    3,361
                                                      ==========                ==========

Basic net income (loss) per common share......             $(.12)                     $.38
                                                      ==========                ==========
Diluted  net income (loss) per common share...             $(.12)                     $.37
                                                      ==========                ==========
Weighted average shares outstanding--basic....         9,062,946                 8,815,556
                                                      ==========                ==========
Weighted average shares outstanding--diluted..         9,062,946                 9,127,426
                                                      ==========                ==========

                  The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                            ACT MANUFACTURING, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               UNAUDITED
                                                            MARCH 31, 1998         DECEMBER 31, 1997
                                                        -----------------------  ----------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................         $  1,606                $  5,165
  Accounts receivable.................................           44,851                  42,362
  Inventory...........................................           44,266                  39,951
  Prepaid expenses and other assets...................            1,332                   1,195
  Income taxes refundable.............................            8,656                   8,417
  Deferred tax asset..................................            2,260                   1,509
                                                               --------                --------

     Total current assets.............................          102,971                  98,599

PROPERTY AND EQUIPMENT--Net...........................           10,101                   8,006
GOODWILL--Net.........................................            5,920                   6,129
OTHER ASSETS --Net....................................              849                     805
                                                               --------                --------

TOTAL.................................................         $119,841                $113,539
                                                               ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable bank...................................         $ 28,997                $ 40,206
  Current portion of long-term debt...................              437                     442
  Accounts payable....................................           37,021                  18,557
  Accrued compensation and related taxes..............            1,657                   1,657
  Accrued expenses....................................            2,972                   2,689
                                                               --------                --------

     Total current liabilities........................           71,084                  63,551
                                                               --------                --------

LONG-TERM DEBT--Less current portion..................              618                     730
                                                               --------                --------

CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock........................................               91                      91
  Additional paid-in capital..........................           39,327                  39,327
  Accumulated other comprehensive income..............               11                       4
  Retained earnings...................................            8,710                   9,836
                                                               --------                --------

     Total stockholders' equity.......................           48,139                  49,258
                                                               --------                --------

TOTAL.................................................         $119,841                $113,539
                                                               ========                ========


                 The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                            ACT MANUFACTURING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                               THREE MONTHS
                                                                                   ------------------------------------
                                                                                             ENDED MARCH 31,
                                                                                   ------------------------------------
                                                                                         1998               1997
                                                                                   -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income  (loss)...............................................................          $ (1,126)          $  3,361
                                                                                           --------           --------
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
    Deferred taxes...............................................................              (751)                --
    Depreciation and amortization................................................               600                332
    Increase (decrease) in cash from:
     Accounts receivable--trade..................................................            (2,489)            (7,391)
     Inventory...................................................................            (4,315)             3,389
     Prepaid expenses and other assets...........................................              (137)               165
     Accounts payable............................................................            18,464              1,724
     Accrued expenses............................................................               283             (1,302)
     Income tax refundable.......................................................              (239)                --
                                                                                           --------           --------
      Total adjustments..........................................................            11,416             (3,083)
                                                                                           --------           --------

Net cash provided by operating activities........................................            10,290                278
                                                                                           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment.........................................            (2,486)              (425)
   (Increase) decrease in other assets...........................................               (44)                12
                                                                                           --------           --------

   Net cash used for investing activities........................................            (2,530)              (413)
                                                                                           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line-of-credit agreements....................................            43,883             50,532
   Repayments under line-of-credit agreements....................................           (55,092)           (50,192)
   Repayments of long-term debt..................................................              (117)               (17)
   Net proceeds from sale of stock...............................................                --                  9
                                                                                           --------           --------

Net cash provided by (used for) financing activities.............................           (11,326)               332
                                                                                           --------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS..........................                 7                 --
                                                                                           --------           --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................            (3,559)               197

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.....................................             5,165              5,054
                                                                                           --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................          $  1,606           $  5,251
                                                                                           ========           ========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

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

  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the period ending December 31, 1997 filed with the Securities and Exchange Commission.

2.   INVENTORIES

  Inventories consisted of the following at:

                              MARCH 31, 1998       DECEMBER 31, 1997
                           --------------------  ----------------------
                                          (IN THOUSANDS)
  Raw material  .....................   $33,180                 $27,904
  Work in process  ..................    10,717                  11,370
  Finished goods  ...................       369                     677
                                        -------                 -------
     Total  .........................   $44,266                 $39,951
                                        =======                 =======

   The inventories presented are based substantially on physical inventory procedures at both March 31, 1998 and December 31, 1997. Inventories at March 31, 1997 were computed using a standard costing methodology.

3.   NET INCOME (LOSS) PER COMMON SHARE

   In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings per Share." This Statement requires dual presentation of net income per common share-basic and diluted. Basic net income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution if common equivalent shares outstanding (common stock options) were exercised or converted into common stock. 1997 figures have been restated to conform to SFAS No. 128.


4.   NEW FINANCIAL ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. SFAS No. 131 establishes standards for reporting information on operating segments in interim and annual financial statements. Both standards were adopted by the Company during the first quarter of 1998 and did not have a material impact on the Company's consolidated financial position and results of operations. The comprehensive loss for the three months ended March 31, 1998 was $1,115,000.


5.   INDEBTEDNESS

  The Company had operating losses for the first quarter of 1998 and the third and fourth quarters of 1997. As a result of such losses, the Company was in default as of March 31, 1998 and December 31, 1997 with certain financial covenants under its revolving credit facility. The Company's banks have waived compliance with such covenants as of December 31, 1997. The Company is presently negotiating with its banks for compliance waivers as of March 31, 1998 and for modification to the financial covenants under its revolving line of credit. Due to the nature of the financial covenants, the Company reclassified all its long-term bank debt of $29.0 million and $40.2 million at March 31, 1998 and December 31, 1997, respectively, to a current liability. Unless and until such modifications are agreed to or additional waivers are obtained, the banks are not obligated to lend additional amounts under the revolving credit facility and there can be no assurance that the banks will not exercise their right to require repayment of any or all outstanding indebtedness.

6.   CONTINGENCIES

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

  Although the Company denies all material allegations of this complaint and intends to vigorously defend against all claims brought against it, the ultimate outcome, including amount of possible loss, if any, of litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been made in the Condensed Consolidated Financial Statements. While the Company does not believe that this litigation will have a material adverse effect on the Company's business and results of operations, given the preliminary stages of the litigation there can be no assurance as to the ultimate outcome of these matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying financial statements for the periods specified and the associated notes. Further reference should be made to the Company's Annual Report on Form 10-K for the period ending December 31, 1997.


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

  The Company expanded the geographic scope of its operations through two strategic acquisitions in June 1997. The Company acquired substantially all of the assets and liabilities of Electronic Systems International, located in Norcross, Georgia. Electronic Systems International provides electronics manufacturing services to OEMs based primarily in the Southeastern United States consisting of PCB assembly, electro-mechanical subassembly and total system assembly. The Company also acquired SignMax Limited, located in Dublin, Ireland. SignMax Limited provides electronics manufacturing services primarily consisting of cable and harness assembly. The operating results of the acquired businesses are included in the Company's Condensed Consolidated Statement of Operations for the three months ended March 31, 1998, although excluded from the three months ended March 31, 1997.

  The Company manufactures at six leased facilities having an aggregate of 258,000 square feet. Four of the facilities are located in Massachusetts. In the first quarter of 1998, the Company occupied and began manufacturing in a 45,000 square foot addition to its Hudson, Massachusetts facilities. In the second quarter of 1997, the Company acquired operations with leased facilities in Norcross, Georgia and Dublin, Ireland. In the second quarter of 1998, the Company expects to occupy and begin manufacturing in a new 45,000 square foot leased facility in Dublin, Ireland and consolidate operations from the existing Dublin facility into the new plant.

  As of March 31, 1998, the Company had 1,041 employees, up from 985 employees at December 31, 1997.

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

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 1998 AND 1997

  The Company experienced significant changes and events in the year ended December 31, 1997 and the three months ended March 31, 1998 that adversely affected its fiscal 1997 and first quarter 1998 results of operations.

  For the first quarter of 1998 and the third and fourth quarters of 1997, the Company experienced a decrease in net sales on a comparable period basis. The decline in net sales was principally due to a softness in demand from several major customers resulting in the conversion of fewer forecasted orders than anticipated as well as, in the case of the third quarter, orders and commitments anticipated to ship prior to the end of the quarter that were received too late for configuration and completion in the quarter.

  The Company identified a significant inventory shortfall as a result of its 1997 year-end physical inventory. As a result of the shortfall, the Company recorded a charge of approximately $13.1 million which was included in cost of goods sold for 1997. The shortfall was investigated by Company personnel and, under the direction of the Audit Committee of the Board of Directors, by independent external accounting specialists. The ultimate cause of the shortfall could not be finally determined, and accordingly the associated charge was reported in the fourth quarter of 1997. As a result of this shortfall, the Company has reviewed and continues to review its security procedures and operating and financial controls and, based upon such reviews, has implemented and expects to continue to identify opportunities to implement enhanced procedures and controls. The Company conducted a first quarter physical inventory and expects to conduct quarterly inventories in the near future until it can assess the long-term effectiveness of these measures.

  Net sales decreased 13% to $60.9 million for the three month period ended March 31, 1998 from $70.3 million for the same period in 1997. The decline in net sales was principally due to a softness in demand from several major customers resulting in the conversion of fewer forecasted orders than anticipated. Additionally, there was some weakness in the development of new business opportunities that were expected to generate greater revenue during the quarter.

  Gross profit decreased 78% to $2.0 million for the three months ended March 31, 1998 compared with $9.0 million for the same period in 1997. Gross margin decreased to 3.2% for the three months ended March 31, 1998 from 12.9% for the same period in 1997. This decrease was attributable to a change in product mix with shipments of lower margin products higher than anticipated, lower than anticipated shipments resulting in manufacturing overhead absorption issues, and higher than normal manufacturing efficiency variances being incurred.

  Selling, general and administrative (SG&A) expenses increased 4.3% to $3.0 million, or 5.0% of net sales, for the three months ended March 31, 1998 compared with $2.9 million, or 4.1% of net sales, for the three months ended March 31, 1997. The increase in SG&A expenses as a percentage of net sales for the first quarter of 1998 compared with the same period in 1997 reflects the full effect of acquisitions made in Ireland and Norcross, Georgia during the second quarter of 1997, the additional investment in the sales and marketing programs at the Company and the comparison of expense to a comparatively lower net sales amount in the first quarter of 1998 compared to the first quarter of 1997.

  Operating income decreased with a loss of $1.0 million, or 1.7% of net sales, for the three months ended March 31, 1998 compared with operating income of $6.2 million, or 8.8% of net sales, for the same period in 1997 as a result of the above factors.

  Interest and other expense was $832,000 for the three months ended March 31, 1998 compared with $548,000 for the same period in 1997. Interest and other expense consisted principally of interest charges on debt.

  A tax benefit was recorded for the three months ended March 31, 1998 since the Company currently believes that it will have taxable income for the year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  The Company had working capital of $31.9 million at March 31, 1998 compared with $35.0 million at December 31, 1997. Operating activities provided $10.3 million of cash for the first three months of 1998 compared with $0.3 million of cash for the same period in 1997. Cash provided from operating activities in the first quarter of 1998 was used primarily to purchase equipment of $2.4 million and to pay down net $11.2 million of the Company's bank line of credit.

  On a consolidated basis, the Company had secured revolving credit facilities of $50.0 million at March 31, 1998, of which $29.0 million was then utilized. Subject to the Company's ability to obtain compliance waivers as of March 31, 1998 and the banks agreement to lend additional amounts on existing terms as discussed below, $7.7 million would be available for use as of March 31, 1998. In addition, at March 31, 1998 the Company's equipment lease line of $20.0 million had $8.8 million available for use and $12.8 million utilized for outstanding commitments.

  The Company had operating losses for the first quarter of 1998 and the third and fourth quarters of 1997. As a result of such losses, the Company was in default as of March 31, 1998 and December 31, 1997 with certain financial covenants under its revolving credit facility. The Company's banks have waived compliance with such covenants as of December 31, 1997. The Company is presently negotiating with its banks for compliance waivers as of March 31, 1998 and for modification to the financial covenants under its revolving line of credit. Due to the nature of the financial covenants, the Company reclassified all its long-term bank debt of $29.0 million and $40.2 million at March 31, 1998 and December 31, 1997, respectively, to a current liability. Unless and until such a modification is agreed to or additional waivers are obtained, the banks are not obligated to lend additional amounts under the revolving credit facility and there can be no assurance that the banks will not exercise their right to require repayment of any or all outstanding indebtedness. If the Company is unable to obtain compliance waivers as of March 31, 1998 and revise its credit facility, or if the Company is unable to comply with any revised covenants, the Company believes it could obtain alternative sources of financing, restructure its debt or take other action to resolve the matter. However, there can be no assurance that the Company will be able to secure additional waivers from the banks, restructure the terms of its revolving credit facility, restructure its debt or obtain alternative sources of financing, which failure would have a material adverse effect on the Company's business, financial condition and results of operations.


NEW FINANCIAL ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 130" and "SFAS 131," respectively). SFAS 130 provides standards for reporting items considered to be comprehensive income and uses the term "other comprehensive income" to refer to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. SFAS 131 requires new standards for reporting information about operating segments. Both standards were adopted by the Company during the first quarter of 1998 and did not have a material impact on the Company's consolidated financial condition and results of operations.


CAUTIONARY STATEMENTS

  The Private Securities Litigation Reform Act of 1995 (the "Act") contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involve risk and uncertainties.
Any statements in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's expectations, objectives and plans for future operations, and the Company's expected results of operations, financial condition, liquidity and capital resources). The following cautionary statements should be considered carefully in evaluating the Company and its business. The factors discussed in these cautionary statements, among other factors, could cause actual results to differ materially from those contained in the forward-looking statements made in this

Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the safe harbor provisions of the Act.


Customer and Market Concentration; Dependence on Electronics Industry

  For the three months ended March 31, 1998, the Company's four largest customers accounted for approximately 64% of the Company's net sales. Sales to EMC, Bay Networks, Ascend and Prominet (acquired by Lucent Technologies) were approximately 19%, 18%, 14% and 13%, respectively of the Company's net sales for such period. For the first three months of 1997, the Company's four largest customers accounted for approximately 65% of the Company's net sales. Sales to Bay Networks, 3Com, Ascend and EMC were approximately 19%, 18%, 16% and 12%, respectively of the Company's net sales for the same period in 1997. The Company's results will depend to a significant extent on the success achieved by its OEM customers in marketing their products and the Company's ability to diversify its customer base in order to reduce its reliance on particular customers. There can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers, a significant reduction in purchases from such customers, discontinuance by any major customer of products manufactured by the Company, or developments adverse to the Company's customers or their products could have a material adverse effect on the Company's business, financial condition and results of operations. For example, during 1997 the Company experienced a reduction in, and then a termination of, business with 3Com. In addition, the Company could be adversely affected if a major customer were unable or unwilling to pay for products and services on a timely basis or at all.

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

  The Company had operating losses for the first quarter of 1998 and the third and fourth quarters of 1997. As a result of such losses, the Company was in default as of March 31, 1998 and December 31, 1997 with certain financial covenants under its revolving credit facility. The Company's banks have waived compliance with such covenants as of December 31, 1997. The Company is presently negotiating with its banks for compliance waivers as of March 31, 1998 and for modification to the financial covenants under its revolving line of credit. Due to the nature of the financial covenants, the Company reclassified all its long-term bank debt of $29.0 million and $40.2 million at March 31, 1998 and December 31, 1997, respectively, to a current liability. Unless and until such a modification is agreed to or additional waivers are obtained, the banks are not obligated to lend additional amounts under the revolving credit facility and there can be no assurance that the banks will not exercise their right to require repayment of any or all outstanding indebtedness. If the Company is unable to obtain compliance waivers as of March 31, 1998 and revise its credit facility, or if the Company is unable to comply with any revised covenants, there can be no assurance that the Company will be able to secure additional waivers from the banks, restructure the terms of its revolving credit facility, restructure its debt or obtain alternative sources of financing, which failure would have a material adverse effect on the Company's business, financial condition and results of operations.

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


 Management of Growth

  The Company has grown rapidly in recent years and expects to continue to expand its operations. Such growth has placed, and will continue to place, significant strain on the Company's management, operations, technical, financial, systems, marketing and other resources. The Company's ability to manage its growth will require it to continue to invest in its operational, financial and management information systems, as well as to develop further the management skills of its managers and supervisors and to retain, motivate and effectively manage its employees. In addition, as a result of the inventory shortfall occurring in 1997, the Company has reviewed and continues to review its security procedures and operating and financial controls and, based upon such reviews, has implemented and expects to continue to identify opportunities to implement enhanced procedures and controls. If the Company's management is unable to manage growth effectively, the quality of the Company's services and products, its ability to retain key personnel and its results of operations could be materially and adversely affected. Competition for personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future, especially engineering and sales personnel. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations. See ''Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Cautionary Statements--Acquisitions and Geographic Expansion.''


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

 Expansion of Facilities and Manufacturing Capacity

  The Company believes its long-term competitive position depends in part on its ability to increase manufacturing capacity. The Company may obtain such additional capacity through acquisitions or through expansion of its current facilities. The Company expects to relocate its Dublin, Ireland operations to a 45,000 square foot facility currently under construction. There can be no assurance that such relocation will be successfully completed on time or within the Company's expected expense levels. In addition, the Company's lease for its Norcross, Georgia facility expires in June 1998. There can be no assurance that the lease will be renewed or that alternate space will be available on acceptable terms. The acquisition and expansion of additional facilities from time to time will require substantial additional capital, and there can be no assurance that such capital will be available. Further, there can be no assurance that the Company will be able to acquire sufficient capacity or successfully integrate and manage such additional facilities. In addition, the Company's expansion of its manufacturing capacity has significantly increased and will continue to significantly increase its fixed costs, and the future profitability of the Company will depend on its ability to utilize its manufacturing capacity in an effective manner. The failure to obtain sufficient capacity or to successfully integrate and manage additional manufacturing facilities could adversely impact the Company's relationships with its customers, limit the Company's growth opportunities and materially and adversely affect the Company's business, financial condition and results of operations.


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


 Availability of Key Components

  The Company and many of its customers rely on a single or limited number of third-party suppliers for many components used in the assembly process. The Company does not have any long-term supply agreements. Shortages of certain electronic components have occurred from time to time. In addition, due to the Company's utilization of just-in-time inventory techniques, the timely availability of many components to the Company is dependent on the

Company's ability to continuously develop accurate forecasts of customer volume requirements. Component shortages could result in manufacturing and shipping delays or increased component prices which could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that the Company is unable to timely obtain key components for the reasons cited above or otherwise, the Company's business, financial condition and results of operations could be materially and adversely affected. See "Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statements--Risks of International Operations."


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


 Litigation

  On February 27, 1998, the Company and certain of the Company's officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the District of Massachusetts. The plaintiffs purport to represent a class of all persons who purchased the Company's Common Stock between October 1, 1997 and February 25, 1998. The complaint alleges, among other things, that the defendants knowingly made misstatements to the investing public about the Company's inventory and the accuracy of its accounting policies. Although the Company denies all material allegations of this complaint and intends to vigorously defend against all claims brought against it, the ultimate outcome, including the amount of possible loss, if any, of such litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been made in the accompanying Condensed Consolidated Financial Statements. While the Company does not believe that this litigation will have a material adverse effect on the Company's business and results of operations, given the preliminary stages of the litigation there can be no assurance as to the ultimate outcome of these matters.

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

                          PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     11.  Weighted Shares Used in Computation of Earnings per Share

     27.  Financial Data Schedule

(b)  Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 1998                        ACT MANUFACTURING, INC.

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