Form 10-Q
period 1998-06-30
ACT MANUFACTURING INC
filed 1998-08-14
CIK 937971

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  ___________

                                   FORM 10-Q


          [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1998

                                       or

          [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Transition Period From _____ To _____

                        Commission File Number: 0-25560

                            ACT Manufacturing, Inc.
                            -----------------------
             (Exact name of registrant as specified in its charter)

          Massachusetts                                        04-2777507
          -------------                                        ----------
  (State or other jurisdiction of                      (IRS Employer ID. No.)
   incorporation or organization)


       108 Forest Avenue
     Hudson, Massachusetts                                       01749
     ---------------------                                       -----
          (Address of                                         (Zip code)
 principal executive offices)

Registrant's telephone number, including area code:  (978) 567-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  x    No
   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock                         9,062,946 Shares
          ------------                         ----------------
            (Class)                     (Outstanding on August 10, 1998)

                            ACT MANUFACTURING, INC.

                               INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION
ITEM 1--Financial Statements:
Condensed Consolidated Statements of Operations for the three months ended June 30, 1998 and 1997 and the six months ended
   June 30, 1998 and 1997..............................................   3
Condensed Consolidated Balance Sheets as of June 30, 1998
   and December 31, 1997...............................................   4
Condensed Consolidated Statements of Cash Flows for the six months
   ended June 30, 1998 and 1997........................................   5
Notes to Condensed Consolidated Financial Statements...................   6

ITEM 2--Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................   8

PART II.   OTHER INFORMATION

ITEM 4--Submission of Matters to a Vote of Security Holders............  17

ITEM 6--Exhibits and Reports on Form 8-K...............................  17

Signatures.............................................................  18

Exhibit Index..........................................................  19

                         PART I. FINANCIAL INFORMATION

                            ACT MANUFACTURING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED--IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED JUNE 30,
                                                          ---------------------------
                                                          1998                   1997
                                                       ----------            ----------

Net sales.........................................     $   74,173            $   72,364
Cost of goods sold................................         70,187                62,868
                                                       ----------            ----------
Gross profit......................................          3,986                 9,496

Selling, general and administrative expenses......          3,440                 2,922
                                                       ----------            ----------
Operating income..................................            546                 6,574

Interest and other expense, net...................            403                   522
                                                       ----------            ----------

Income before provision for income taxes..........            143                 6,052

Provision for income taxes........................             57                 2,421
                                                       ----------            ----------

Net income........................................     $       86            $    3,631
                                                       ==========            ==========

Basic net income per common share.................     $     0.01            $     0.41
                                                       ==========            ==========
Diluted net income per common share...............     $     0.01            $     0.39
                                                       ==========            ==========
Weighted average shares outstanding--basic........      9,062,946             8,880,684
                                                       ==========            ==========
Weighted average shares outstanding--diluted......      9,182,356             9,349,251
                                                       ==========            ==========
                                                           SIX MONTHS ENDED JUNE 30,
                                                           ------------------------
                                                          1998                   1997
                                                       ----------            ----------
Net sales.........................................     $  135,116            $  142,613
Cost of goods sold................................        129,158               124,076
                                                       ----------            ----------
Gross profit......................................          5,958                18,537

Selling, general and administrative expenses......          6,457                 5,813
                                                       ----------            ----------
Operating income (loss)...........................           (499)               12,724

Interest and other expense, net...................          1,235                 1,070
                                                       ----------            ----------

Income (loss) before provision for income taxes...         (1,734)               11,654

Provision (benefit) for income taxes..............           (694)                4,661
                                                       ----------            ----------
Net income (loss).................................     $   (1,040)           $    6,993
                                                       ==========            ==========

Basic net income (loss) per common share..........     $    (0.11)           $     0.79
                                                       ==========            ==========
Diluted  net income (loss) per common share.......     $    (0.11)           $     0.75
                                                       ==========            ==========
Weighted average shares outstanding--basic........      9,062,946             8,849,135
                                                       ==========            ==========
Weighted average shares outstanding--diluted......      9,062,946             9,317,872
                                                       ==========            ==========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ACT MANUFACTURING, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                  UNAUDITED
                                                JUNE 30, 1998         DECEMBER 31, 1997
                                                -------------         -----------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..................     $   3,355               $   5,165
  Accounts receivable........................        55,954                  42,362
  Inventory..................................        48,157                  39,951
  Prepaid expenses and other assets..........         1,780                   1,195
  Income taxes refundable....................         2,309                   8,417
  Deferred taxes.............................         2,203                   1,509
                                                   --------                --------

     Total current assets....................       113,758                  98,599

PROPERTY AND EQUIPMENT--Net..................        12,557                   8,006
GOODWILL--Net................................         5,804                   6,129
OTHER ASSETS--Net............................           826                     805
                                                   --------                --------

TOTAL........................................      $132,945                $113,539
                                                   ========                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable bank..........................      $ 27,384                $ 40,206
  Current portion of long-term debt..........           427                     442
  Accounts payable...........................        50,786                  18,557
  Accrued compensation and related taxes.....         2,085                   1,657
  Accrued expenses...........................         3,510                   2,689
                                                   --------                --------

     Total current liabilities...............        84,192                  63,551
                                                   --------                --------

LONG-TERM DEBT--Less current portion.........           532                     730
                                                   --------                --------

STOCKHOLDERS' EQUITY:
  Common stock...............................            91                      91
  Additional paid-in capital.................        39,327                  39,327
  Accumulated other comprehensive income.....             7                       4
  Retained earnings..........................         8,796                   9,836
                                                   --------                --------

     Total stockholders' equity..............        48,221                  49,258
                                                   --------                --------

TOTAL........................................      $132,945                $113,539
                                                   ========                ========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                            ACT MANUFACTURING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                          SIX MONTHS
                                                                          ----------
                                                                        ENDED JUNE 30,
                                                                        --------------
                                                                   1998               1997
                                                                 ---------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income  (loss)......................................         $  (1,040)         $   6,993
                                                                 ---------          ---------
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Deferred taxes....................................              (694)                78
      Depreciation and amortization.....................             1,555                730
      Increase (decrease) in cash from:
         Accounts receivable--trade.....................           (13,592)            (5,439)
         Inventory......................................            (8,206)             6,515
         Prepaid expenses and other assets..............              (585)               (90)
         Accounts payable...............................            32,229              1,886
         Accrued expenses...............................             1,249             (1,804)
         Income tax refundable..........................             6,108                 --
                                                                 ---------          ---------
             Total adjustments..........................            18,064              1,876
                                                                 ---------          ---------

Net cash provided by operating activities  .                        17,024              8,869
                                                                 ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property and equipment...............            (5,780)              (901)
    Purchases of businesses, net of cash acquired.......                --             (1,150)
    Decrease in other assets............................               (21)              (228)
                                                                 ---------          ---------

   Net cash used for investing activities...............            (5,801)            (2,279)
                                                                 ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under line-of-credit agreements..........           109,870            118,351
    Repayments under line-of-credit agreements..........          (122,692)          (125,136)
    Repayments of long-term debt........................              (213)               (42)
    Net proceeds from sale of stock.....................                --                414
                                                                 ---------          ---------

 Net cash provided by (used for) financing activities...           (13,035)            (6,413)
                                                                 ---------          ---------

EFFECT OF EXCHANGE RATE CHANGES ON
  CASH AND EQUIVALENTS..................................                 2                 --
                                                                 ---------          ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....            (1,810)               177

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR............             5,165              5,054
                                                                 ---------          ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD................         $   3,355          $   5,231
                                                                 =========          =========

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


2.  INVENTORIES

    Inventories consisted of the following at:

                                JUNE 30, 1998        DECEMBER 31, 1997
                                -------------        -----------------
                                          (IN THOUSANDS)
    Raw material............       $38,952                 $27,904
    Work in process.........         8,956                  11,370
    Finished goods..........           249                     677
                                   -------                 -------
       Total................       $48,157                 $39,951
                                   =======                 =======


3.  NET INCOME (LOSS) PER COMMON SHARE

    In the fourth quarter of 1997, the Company adopted SFAS No. 128, "Earnings per Share." This Statement requires dual presentation of net income per common share-basic and diluted. Basic net income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution as if common equivalent shares outstanding (common stock options) were exercised and converted into common stock. 1997 figures have been restated to conform to SFAS No. 128.


4.  NEW FINANCIAL ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. SFAS No. 131 establishes standards for reporting information on operating segments in interim and annual financial statements. Both standards were adopted by the Company during the first quarter of 1998 and did not have a material impact on the Company's consolidated financial position and results of operations. The comprehensive income for the three months ended June 30, 1998 was $82,000 and the comprehensive loss for the six months ended June 30, 1998 was $1,033,000.

5.  INDEBTEDNESS

    The Company had operating losses for the first quarter of 1998 and the third and fourth quarters of 1997. As a result of such losses, the Company was in default as of June 30, 1998 and December 31, 1997 with certain financial covenants under its revolving credit facility. The Company's banks waived compliance with such covenants as of December 31, 1997. The Company is presently negotiating with its banks for compliance waivers as of June 30, 1998 and for modification to the financial covenants under its revolving line of credit. Due to the nature of the financial covenants, the Company reclassified all its long-term bank debt of $27.4 million and $40.2 million at June 30, 1998 and December 31, 1997, respectively, to a current liability. Unless and until such modifications are agreed to or additional waivers are obtained, the banks are not obligated to lend additional amounts under the revolving credit facility and there can be no assurance that the banks will not exercise their right to require repayment of any or all outstanding indebtedness.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements for the periods specified and the associated notes. Further reference should be made to the Company's Annual Report on Form 10-K for the period ending December 31, 1997.


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

    The Company expanded the geographic scope of its operations through two strategic acquisitions in June 1997. The Company acquired substantially all of the assets and liabilities of Electronic Systems International, located in Norcross, Georgia. Electronic Systems International provides electronics manufacturing services to OEMs based primarily in the Southeastern United States consisting of PCB assembly, electro-mechanical subassembly and total system assembly. The Company also acquired SignMax Limited, located in Dublin, Ireland. SignMax Limited provides electronics manufacturing services primarily consisting of cable and harness assembly. The operating results of the acquired businesses are included in the Company's Condensed Consolidated Statement of Operations since dates of acquisition.

    The Company manufactures at six leased facilities having an aggregate of 258,000 square feet. Four of the facilities are located in Massachusetts. In the first quarter of 1998, the Company occupied and began manufacturing in a 45,000 square foot addition to its Hudson, Massachusetts facilities. In the second quarter of 1997, the Company acquired operations with leased facilities in Norcross, Georgia, and Dublin, Ireland. In the second quarter of 1998, the Company began manufacturing in a new 45,000 square foot leased facility in Dublin, Ireland, and consolidated operations from the existing Dublin facility into the new plant. In the fourth quarter of 1998, the Company expects to occupy and begin manufacturing in a new 66,000 square foot leased facility in Norcross, Georgia, and consolidate operations from the existing Norcross facility into the new plant.

    As of June 30, 1998, the Company had 1,040 employees, up from 985 employees at December 31, 1997.

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

RESULTS OF OPERATIONS--THREE MONTHS ENDED JUNE 30, 1998 AND 1997

    Net sales increased 2.5% to $74.2 million for the three month period ended June 30, 1998 compared with $72.4 million for the same period in 1997. The increase was attributable principally to increased sales from the cable and harness operation. Sales from the Company's printed circuit board division were essentially the same for the three months ended June 30, 1998 and the three months ended June 30, 1997.

    Gross profit decreased 58.0% to $4.0 million for the three months ended June 30, 1998 compared with $9.5 million for the same period in 1997. The gross margin was 5.4% and 13.1% for the three months ended June 30, 1998 and 1997, respectively. This decrease was attributable to a change in product mix with shipments of lower margin products higher than anticipated, and higher manufacturing efficiency variances being incurred.

    Selling, general and administrative (SG&A) expenses increased 17.7% to $3.4 million, or 4.6% of net sales, for the three months ended June 30, 1998 compared with $2.9 million, or 4.0% of net sales, for the three months ended June 30, 1997. The increase in SG&A expenses as a percentage of net sales for the second quarter of 1998 compared with the same period in 1997 reflects the full effect of acquisitions made in Ireland and Norcross, Georgia during the second quarter of 1997, the additional investment in the sales and marketing programs at the Company, and the expansion of the Company's selling, general and administrative activities in the second half of 1997 to support anticipated growth in operations.

    Operating income decreased to $546,000, or .7% of net sales, for the three months ended June 30, 1998 compared with operating income of $6.6 million, or 9.1% of net sales, for the same period in 1997 as a result of the above factors.

    Interest and other expense was $403,000 for the three months ended June 30, 1998 compared with $522,000 for the same period in 1997. The decrease was principally due to a decrease in interest charges as a result of lower debt balance in the three months ended June 30, 1998.


RESULTS OF OPERATIONS--SIX MONTHS ENDED JUNE 30, 1998 AND 1997

    Net sales decreased 5.3% to $135.1 million for the six month period ended June 30, 1998 from $142.6 million for the same period in 1997. The decline in net sales was principally due to a softness in demand from several major customers in the first quarter of 1998 resulting in the conversion of fewer forecasted orders than anticipated. Additionally, there was some weakness in the development of new business opportunities in the first quarter of 1998 that were expected to generate greater revenue.

    Gross profit decreased 67.9% to $6.0 million for the six months ended June 30, 1998 compared with $18.5 million for the same period in 1997. The gross margin was 4.4% and 13.0% for the six months ended June 30, 1998 and 1997, respectively. This decrease was attributable to a change in product mix with shipments of lower margin products higher than anticipated, lower than anticipated shipments resulting in manufacturing overhead absorption issues, and higher than normal manufacturing efficiency variances.

    Selling, general and administrative (SG&A) expenses increased 11.1% to $6.5 million, or 4.8% of net sales, for the six months ended June 30, 1998 compared with $5.8 million, or 4.1% of net sales, for the six months ended June 30, 1997. The increase in SG&A expenses as a percentage of net sales for the six months ended June 30, 1998 compared with the same period in 1997 reflects the full effect of acquisitions made in Ireland and Norcross, Georgia during the second quarter of 1997, the additional investment in the sales and marketing programs at the Company and the comparison of expense to a lower net sales amount in the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

    Operating income decreased with a loss of $499,000 for the six months ended June 30, 1998 compared with operating income of $12.7 million for the same period in 1997 as a result of the above factors.

    Interest and other expense was $1.2 million for the six months ended June 30, 1998 compared with $1.1 million for the same period in 1997. Interest and other expense consisted principally of interest charges on debt.

    The Company is reviewing the areas within its business and operations which could be adversely affected by Year 2000 issues and evaluating the costs associated with modifying and testing its systems for the Year 2000. The Company believes it has developed appropriate plans and programs regarding its internal systems to become Year 2000 compliant on a timely basis. Although the Company is not yet able to fully estimate its incremental cost for Year 2000 issues, based on its review to date, the Company does not believe that internal Year 2000 issues will have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurance that the Company's plans and programs to become Year 2000 compliant will be completed on a timely basis or that the use of the Company's internal resources to complete the project will not adversely effect other aspects of the Company's business. The Company has also begun discussions regarding Year 2000 compliance with its vendors and customers, and has not been informed by any vendor or customer of material Year 2000 compliance problems. However, there can be no assurance that one or more of the Company's vendors or customers won't have material Year 2000 compliance problems, which could result in a material adverse effect on the Company's business, financial condition or results of operations.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    The Company had working capital of $29.6 million at June 30, 1998 compared with $35.0 million at December 31, 1997. Operating activities provided $17.0 million of cash for the first six months of 1998 compared with $8.9 million for the comparable period in 1997. Net cash provided by operating activities for the first six months of 1998 consisted principally of increases in accounts payable and income tax refundable, offset by increases in accounts receivable and inventory and the net loss for the period. Cash provided from operating activities was used primarily to purchase equipment and leasehold improvements of $5.8 million, principally at the Company's new Dublin, Ireland, facility and to pay down net $12.8 million of the Company's bank line of credit.

    On a consolidated basis, the Company had secured revolving credit facilities of $50.0 million at June 30, 1998, of which $27.4 million was then utilized. Subject to the Company's ability to obtain compliance waivers as of June 30, 1998 and the banks agreement to lend additional amounts on existing terms, as discussed below, $17.2 million would be available for use as of June 30, 1998. In addition, at June 30, 1998 the Company's equipment lease line of $20.0 million had $4.1 million available for use and $15.9 million utilized for outstanding commitments. In May 1998, the Company entered into a $5.0 million operating lease line agreement for the purchase of certain equipment in the Dublin, Ireland, facility. At June 30, 1998, approximately $4.9 million had been utilized for outstanding commitments.

    The Company had operating losses for the first quarter of 1998 and the third and fourth quarters of 1997. As a result of such losses, the Company was in default as of June 30, 1998 and December 31, 1997 with certain financial covenants under its revolving credit facility. The Company's banks waived compliance with such covenants as of December 31, 1997. Due to the nature of the financial covenants, the Company reclassified all its long-term bank debt of $27.4 million and $40.2 million at June 30, 1998 and December 31, 1997, respectively, to a current liability. The Company is currently negotiating with its banks for compliance waivers as of June 30, 1998 and for modification to the financial covenants under its revolving credit facility. Unless and until such a modification is agreed to or additional waivers are obtained, the banks are not obligated to lend additional amounts under the revolving credit facility and there can be no assurance that the banks will not exercise their right to require repayment of any or all outstanding indebtedness. If the Company is unable to obtain compliance waivers as of June 30, 1998 and revise its credit facility, or if the Company is unable to comply with any revised covenants, the Company believes it could obtain alternative sources of financing, restructure its debt or take other action to resolve the matter. However, there can be no assurance that the Company will be able to secure additional waivers from the banks, restructure the terms of its revolving credit facility, restructure its debt or obtain alternative sources of financing, which failure would have a material adverse effect on the Company's business, financial condition and results of operations.


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


CAUTIONARY STATEMENTS

    The Private Securities Litigation Reform Act of 1995 ("the Act") contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involve risk and uncertainties.
Any statements in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the characteristics and growth of the Company's market and customers, the Company's expectations, objectives and plans for future operations, and the Company's expected results of operations, financial condition, liquidity and capital resources). The following cautionary statements should be considered carefully in evaluating the Company and its business. The factors discussed in these cautionary statements, among other factors, could cause actual results to differ materially from those contained in the forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the safe harbor provisions of the Act.


Customer and Market Concentration; Dependence on Electronics Industry

    For the six months ended June 30, 1998, the Company's five largest customers accounted for approximately 69% of the Company's net sales. Sales to EMC, Bay Networks, and Ascend, were approximately 20%, 18%, and 17%, respectively of the Company's net sales for such period. For the first six months of 1997, the Company's five largest customers accounted for approximately 77% of the Company's net sales. Sales to Bay Networks, Ascend, EMC, Motorola and 3Com were approximately 27%, 15%, 12%, 12% and 11%, respectively of the Company's net sales for the same period in 1997. The Company's results will depend to a significant extent on the success achieved by its OEM customers in marketing their products and the Company's ability to diversify its customer base in order to reduce its reliance on particular customers. There can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers, a significant reduction in purchases from such customers, discontinuance by any major customer of products manufactured by the Company, or developments adverse to the Company's customers or their products could have a material adverse effect on the Company's business, financial condition and results of operations. For example, during the second half of 1997 the Company experienced a reduction in, and then a termination of, business with 3Com. In addition, the Company could be adversely affected if a major customer were unable or unwilling to pay for products and services on a timely basis or at all.

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

    The Company had operating losses for the first quarter of 1998 and the third and fourth quarters of 1997. As a result of such losses, the Company was in default as of June 30, 1998 and December 31, 1997 with certain financial covenants under its revolving credit facility. The Company's banks have waived compliance with such covenants as of December 31, 1997. The Company is presently negotiating with its banks for compliance waivers as of June 30, 1998 and for modification to the financial covenants under its revolving line of credit. Due to the nature of the financial covenants, the Company reclassified all its long-term bank debt of $27.4 million and $40.2 million at June 30, 1998 and December

31, 1997, respectively, to a current liability. Unless and until such a modification is agreed to or additional waivers are obtained, the banks are not obligated to lend additional amounts under the revolving credit facility and there can be no assurance that the banks will not exercise their right to require repayment of any or all outstanding indebtedness. If the Company is unable to obtain compliance waivers as of June 30, 1998 and unable to revise its credit facility, or if the Company is unable to comply with any revised covenants, there can be no assurance that the Company will be able to secure additional waivers from the banks, restructure the terms of its revolving credit facility, restructure its debt or obtain alternative sources of financing which failure would have a material adverse effect on the Company's business, financial condition and results of operations.

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


  Management of Growth

    The Company has grown rapidly in recent years and expects to continue to expand its operations. Such growth has placed, and will continue to place, significant strain on the Company's management, operations, technical, financial, systems, marketing and other resources. The Company's ability to manage its growth will require it to continue to invest in its operational, financial and management information systems, as well as to develop further the management skills of its managers and supervisors and to retain, motivate and effectively manage its employees. In addition, as a result of the inventory shortfall occurring in 1997, the Company has reviewed and continues to review its security procedures and operating and financial controls and, based upon such review, has implemented and expects to continue to identify opportunities to implement enhanced procedures and controls. If the Company's management is unable to manage growth effectively, the quality of the Company's services and products, its ability to retain key personnel and its results of operations could be materially and adversely affected. Competition for personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future, especially engineering and sales personnel. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Cautionary Statements--Acquisitions and Geographic Expansion."

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


  Expansion of Facilities and Manufacturing Capacity

    The Company believes its long-term competitive position depends in part on its ability to increase manufacturing capacity. The Company may obtain such additional capacity through acquisitions or through expansion of its current facilities. The Company's lease for its Norcross, Georgia, facility expired in June 1998. The Company has extended the lease term on this facility until the operation is relocated to a new 66,000 square foot leased facility in Norcross, Georgia, currently under construction. In the fourth quarter of 1998, the Company expects to occupy and begin manufacturing in this new facility. There can be no assurance that such relocation will be successfully completed on time, within the Company's expected expense budgets or without disruption to its operation. The acquisition and expansion of additional facilities from time to time will require substantial additional capital, and there can be no assurance that such capital will be available. Further, there can be no assurance that the Company will be able to acquire sufficient capacity or successfully integrate and manage such additional facilities. In addition, the Company's expansion of its manufacturing capacity has significantly increased and will continue to significantly increase its fixed costs, and the future profitability of the Company will depend on its ability to utilize its manufacturing capacity in an effective manner. The failure to obtain sufficient capacity or to successfully integrate and manage additional manufacturing facilities could adversely impact the Company's relationships with its customers, limit the Company's growth opportunities and materially and adversely affect the Company's business, financial condition and results of operations.


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


  Risks of International Operations

    The Company recently acquired and then expanded operations in Dublin, Ireland, and may in the future expand into other geographic regions. The Company also purchases a significant number of components manufactured in foreign countries. Because of the scope of its international operations, the Company is subject to numerous risks, including economic or political disruptions and instability, transportation delays and interruptions, foreign exchange rate fluctuations, employee turnover and labor unrest, longer payment cycles, greater difficulty in collecting accounts receivable, and less developed infrastructure, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Changes in policies by the U.S. or foreign governments resulting in, among other things, increased duties, increased regulatory requirements, higher taxation, currency conversion limitations, restrictions on the transfer of funds, the imposition of tariffs, or limitations on imports or exports could also have a material adverse effect on the Company's business, financial condition and results of operations. The Company could also be adversely affected if the current policies encouraging foreign investment or foreign trade by its host countries were to be reversed.

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

                          PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    The annual meeting of stockholders was held on May 19, 1998. Two proposals were submitted to stockholders as described in the Company's proxy statement dated April 16, 1998. The following is a brief description of the matters voted upon, the number of votes cast for and against each proposal, and the number of abstentions.

1. To elect one Class III Director to serve on the Company's Board of Directors for a three-year term or until his successor has been duly elected and qualified.

    Nominee:                    Bruce R. Gardner
    Votes For Nominee:          8,781,735
    Votes Against Nominee:         67,625
    Votes Unvoted:                213,586

2. To ratify the selection of the firm Deloitte & Touche, LLP as independent auditors for the fiscal year ending December 31, 1998.

    Votes For:                  8,795,352
    Votes Against:                 43,218
    Abstain:                       10,790
    Votes Unvoted:                213,586

    The term of office for the following directors continued after the meeting:

    Edward T. Cuddy (Class I), Donald G. Polich (Class I) and
    John A. Pino (Class II)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    10. Lease Agreement dated May 26, 1998 between Highwoods/Forsyth Limited Partnership and ACT Manufacturing, Inc.

    11.  Weighted Shares Used in Computation of Earnings per Share

    27.  Financial Data Schedule

(b) Reports on Form 8-K

    The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 1998               ACT MANUFACTURING, INC.

                              /s/ Douglass  C. Greenlaw
                              -------------------------
                              Douglass C. Greenlaw
                              Vice President of Finance and Administration
                              and Chief Financial Officer
                              (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.
-----------

10. Lease Agreement dated May 26, 1998 between Highwoods/Forsyth Limited Partnership and ACT Manufacturing, Inc.

11.  Weighted Shares Used in Computation of Earnings Per Share

27.  Financial Data Schedule