Form 10-Q
period 1998-09-30
ACT MANUFACTURING INC
filed 1998-11-16
CIK 937971

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  ___________

                                   FORM 10-Q


          [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1998

                                      or

          [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Transition Period From _____ To _____

                        Commission File Number: 0-25560

                            ACT Manufacturing, Inc.
                            -----------------------
             (Exact name of registrant as specified in its charter)

          Massachusetts                                       04-2777507
          -------------                                       ----------
(State or other jurisdiction of                         (IRS Employer ID. No.)
 incorporation or organization)

          2 Cabot Road                                             01749
     Hudson, Massachusetts                                         -----
     ---------------------                                       (Zip code)
     (Address of principal
       executive offices)

Registrant's telephone number, including area code:   (978) 567-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock                                9,058,500 Shares
          ------------                                ----------------
            (Class)                          (Outstanding on November 9, 1998)

                            ACT MANUFACTURING, INC.

                               INDEX TO FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1 -- Financial Statements:
Condensed Consolidated Statements of Operations for the three months ended
  September 30, 1998 and 1997 and the nine months ended September 30, 1998
  and 1997.................................................................   3
Condensed Consolidated Balance Sheets as of September 30, 1998 and
  December 31, 1997........................................................   4
Condensed Consolidated Statements of Cash Flows for the nine months
  ended September 30, 1998 and 1997........................................   5
Notes to Condensed Consolidated Financial Statements.......................   6

ITEM 2 -- Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................   9

PART II.   OTHER INFORMATION

ITEM 6 -- Exhibits and Reports on Form 8-K.................................  19

Signatures.................................................................  20

Exhibit Index..............................................................  21

                        PART I.   FINANCIAL INFORMATION

                            ACT MANUFACTURING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (UNAUDITED--IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                  ---------------------------------------------
                                                          1998                    1997
                                                  ---------------------  ----------------------

Net sales......................................        $   78,887               $   62,306
Cost of goods sold.............................            73,066                   58,916
                                                       ----------               ----------
Gross profit...................................             5,821                    3,390

Selling, general and administrative expenses...             3,985                    3,915
                                                       ----------               ----------

Operating income (loss)........................             1,836                     (525)

Interest and other (income) expense, net.......               509                      507
                                                       ----------               ----------

Income (loss) before provision for
  income taxes.................................             1,327                   (1,032)

Provision (benefit) for income taxes...........               531                     (412)
                                                       ----------               ----------

Net income (loss)..............................        $      796               $     (620)
                                                       ==========               ==========

Basic net income (loss) per common share.......        $     0.09               $    (0.07)
                                                       ==========               ==========
Diluted net income (loss) per common share.....        $     0.09               $    (0.07)
                                                       ==========               ==========
Weighted average shares outstanding--basic.....         9,062,946                9,049,613
                                                       ==========               ==========
Weighted average shares outstanding--diluted...         9,156,061                9,049,613
                                                       ==========               ==========

                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                  ---------------------------------------------
                                                          1998                    1997
                                                  ---------------------  ----------------------

Net sales......................................        $  214,003               $  204,919
Cost of goods sold.............................           202,224                  182,992
                                                       ----------               ----------
Gross profit...................................            11,779                   21,927

Selling, general and administrative expenses...            10,442                    9,728
                                                       ----------               ----------
Operating income...............................             1,337                   12,199
                                                       ----------               ----------

Interest and other (income) expense, net.......             1,744                    1,577
                                                       ----------               ----------

Income (loss) before provision for
  income taxes.................................              (407)                  10,622

Provision (benefit) for income taxes...........              (163)                   4,249
                                                       ----------               ----------
Net income (loss)..............................        $     (244)              $    6,373
                                                       ==========               ==========

Basic net income (loss) per common share.......        $    (0.03)              $     0.72
                                                       ==========               ==========
Diluted  net income (loss) per common share....        $    (0.03)              $     0.69
                                                       ==========               ==========
Weighted average shares outstanding--basic.....         9,062,946                8,852,659
                                                       ==========               ==========
Weighted average shares outstanding--diluted...         9,062,946                9,175,430
                                                       ==========               ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            ACT MANUFACTURING, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                               UNAUDITED
                                                           SEPTEMBER 30, 1998       DECEMBER 31, 1997
                                                        ------------------------  ----------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...........................          $  5,735                 $  5,165
  Accounts receivable, net............................            68,271                   42,362
  Inventory...........................................            48,076                   39,951
  Prepaid expenses and other assets...................             2,551                    1,195
  Income taxes refundable.............................               300                    8,417
  Deferred taxes......................................             1,729                    1,509
                                                                --------                 --------

     Total current assets.............................           126,662                   98,599

PROPERTY AND EQUIPMENT--Net...........................            12,720                    8,006
GOODWILL--Net.........................................             5,688                    6,129
OTHER ASSETS --Net....................................               817                      805
                                                                --------                 --------

TOTAL.................................................          $145,887                 $113,539
                                                                ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable bank...................................          $     --                 $ 40,206
  Current portion of long-term debt...................               404                      442
  Accounts payable....................................            59,954                   18,557
  Accrued compensation and related taxes..............             2,598                    1,657
  Accrued expenses....................................             2,757                    2,689
                                                                --------                 --------

     Total current liabilities........................            65,713                   63,551
                                                                --------                 --------

LONG-TERM DEBT--Less current portion..................               530                      730
                                                                --------                 --------

NOTE PAYABLE BANK                                                 30,728                       --
                                                                --------                 --------

STOCKHOLDERS' EQUITY:
  Common stock........................................                91                       91
  Additional paid-in capital..........................            39,327                   39,327
  Accumulated other comprehensive income..............               (94)                       4
  Retained earnings...................................             9,592                    9,836
                                                                --------                 --------

     Total stockholders' equity.......................            48,916                   49,258
                                                                --------                 --------

TOTAL.................................................          $145,887                 $113,539
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

                            ACT MANUFACTURING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                               NINE MONTHS
                                                                                   ------------------------------------
                                                                                           ENDED SEPTEMBER 30,
                                                                                   ------------------------------------
                                                                                         1998               1997
                                                                                   -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income  (loss)...............................................................      $    (244)         $   6,373
                                                                                       ---------          ---------
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
   Deferred taxes................................................................           (220)               148
   Depreciation and amortization.................................................          2,186              1,404
   Increase (decrease) in cash from:
    Accounts receivable--trade...................................................        (25,909)            (5,030)
    Inventory....................................................................         (8,125)            (5,683)
    Prepaid expenses and other assets............................................         (1,619)            (1,288)
    Accounts payable.............................................................         41,397              5,765
    Accrued expenses.............................................................          1,009             (2,780)
    Income tax refundable........................................................          8,117                 --
                                                                                       ---------          ---------
     Total adjustments...........................................................         16,836             (7,464)
                                                                                       ---------          ---------

Net cash provided by (used for) operating activities.............................         16,592             (1,091)
                                                                                       ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment..........................................         (6,196)            (1,691)
  Acquisitions, net of cash acquired.............................................             --             (1,529)
  Increase (decrease) in other assets............................................            (12)              (208)
                                                                                       ---------          ---------

  Net cash used for investing activities.........................................         (6,208)            (3,428)
                                                                                       ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line-of-credit agreements.....................................        176,526            187,408
  Repayments under line-of-credit agreements.....................................       (186,004)          (181,104)
  Repayments of long-term debt...................................................           (238)            (1,157)
  Net proceeds from sale of stock................................................             --                479
                                                                                       ---------          ---------

 Net cash provided by (used for) financing activities............................         (9,716)             5,626
                                                                                       ---------          ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS..........................            (98)               (46)
                                                                                       ---------          ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS........................................            570              1,061

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.....................................          5,165              5,054
                                                                                       ---------          ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD.........................................      $   5,735          $   6,115
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


2. INVENTORIES

  Inventories consisted of the following at:

                            SEPTEMBER 30, 1998     DECEMBER 31, 1997
                           --------------------  ----------------------
                                          (IN THOUSANDS)
  Raw material............       $38,578                 $27,904
  Work in process.........         9,154                  11,370
  Finished goods..........           344                     677
                                 -------                 -------
     Total................       $48,076                 $39,951
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


4. NEW FINANCIAL ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 130 establishes standards for reporting comprehensive income and its components in the consolidated financial statements. SFAS No. 131 establishes standards for reporting information on operating segments in interim and annual financial statements. The Company adopted SFAS No. 130 during the first quarter of 1998 and will adopt the disclosure requirements of SFAS 131 in its year end financial statements. The comprehensive income for the three months ended September 30, 1998 was $695,000 and the comprehensive loss for the nine months ended September 30, 1998 was $342,000.

5. INDEBTEDNESS

   On October 16, 1998, the Company announced that it had executed a new $55 million Senior Secured Credit Facility ("Credit Facility") to replace the Company's $50 million loan and security agreement outstanding on September 30, 1998. This new Credit Facility provides for borrowings up to an aggregate amount of $55 million, limited to a certain percentage of qualified accounts receivable and qualified inventory. Interest is payable monthly. Through December 31, 1998, the Company may choose an interest rate of either (i) 0.25% above the prime rate as announced by the bank or (ii) 2.25% above the prevailing Eurodollar rate. Commencing January 1, 1999, the Company may choose an interest rate which will range from (i) 0 to 0.75% above the prime rate as announced by the bank or (ii) 1.50% to 2.75% above the prevailing Eurodollar rate depending upon the average borrowing base availability of the Company. The Credit Facility requires the Company to maintain certain levels of minimum availability and to maintain certain minimum fixed charge coverage ratios and maximum leverage ratios. In addition to certain other prohibited actions, the Credit Facility also limits capital expenditures by the Company and prohibits the payment of cash dividends on the Company's capital stock.

   The Company leases certain equipment used in its manufacturing operations under a Master Lease Agreement dated October 27, 1992 between the Company and BancBoston Leasing, Inc. ("BancBoston Leasing"), as amended from time to time (the "Equipment Lease"). Since the execution of the Equipment Lease, BancBoson Leasing has sold and assigned to Citizens Leasing Corporation ("Citizens Leasing") a portion of the equipment leased to the Company under the Equipment Lease. The Company has been in default under the Equipment Lease as of September 30, 1997 because of the default position under its then loan and security agreement.

   On October 14, 1998, the Company entered into a Forbearance Agreement with BancBoston Leasing pursuant to which the Company has agreed to: (i) provide additional security for the Equipment Lease; (ii) repay all amounts owed to BancBoston Leasing under the Equipment Lease on or before February 28, 1999; and
(iii) pay to BancBoston Leasing a forbearance fee in the amount of $25,000.

   On October 14, 1998, the Company entered into an Extension and Master Lease Amendment Agreement with Citizens Leasing pursuant to which the Company has agreed to: (i) repay all amounts owed to Citizens Leasing under the Equipment Lease on or before March 1, 1999; and (ii) pay to Citizens Leasing a forbearance fee in the amount of $75,000.

   The Company entered into a $17 million interest rate swap agreement on October 15, 1998 simultaneous with the execution of the Credit Facility. The swap agreement provides for payment by the Company of a fixed rate of interest of 6.32% and matures on October 19, 2001.

   The Company had operating losses for the first quarter of 1998 and the third and fourth quarters of 1997. As a result of such losses, the Company was in default as of December 31, 1997 and September 30, 1998 with certain financial covenants under its then loan and security agreement. The Company's banks waived compliance with such covenants as of December 31, 1997. Due to the nature of the financial covenants, the Company reclassified all its long-term bank debt
of $40.2 million at December 31, 1997, to a current liability.   As the Company
entered into a new Credit Facility on October 15, 1998 the Company classified all the Credit Facility liability of $30.7 million as a long term liability.


6. CONTINGENCIES

   On February 27, 1998 the Company and certain of the Company's officers and directors were named in a purported securities class action lawsuit filed in the United States District Court for the District of Massachusetts (the "Class Action"). On October 16, 1998 an amended complaint was filed in the Class Action. Like the original complaint, the amended complaint alleges that the defendants knowingly made misstatements to the investing public about the Company's inventory and the accuracy of its accounting practices. The amended complaint claims that those alleged misstatements were made during the period April 17, 1997 through March 31, 1998. The Company believes the allegations in the amended complaint are without merit and intends to vigorously contest them.

   Although the Company denies all material allegations in the amended complaint and intends to vigorously defend against all claims brought against it, the ultimate outcome, including amount of possible loss, if any, of litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been made in the Condensed Consolidated Financial Statements. While the Company does not believe that this litigation will have a material adverse affect on the Company's business and results of operations, given the preliminary stages of the litigation there can be no assurance as to the ultimate outcome of these matters.

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

   The Company expanded the geographic scope of its operations through two strategic acquisitions in June 1997. The Company acquired substantially all of the assets and liabilities of Electronic Systems International, located in Norcross, Georgia. Electronic Systems International provides electronics manufacturing services to OEMs based primarily in the Southeastern United States consisting of PCB assembly, electro-mechanical subassembly and total system assembly. The Company also acquired Advanced Component Technologies Limited (f.k.a. SignMax Limited), located in Dublin, Ireland. Advanced Component Technologies Limited provides electronics manufacturing services primarily consisting of cable and harness assembly. The operating results of the acquired businesses are included in the Company's Condensed Consolidated Statement of Operations since dates of acquisition.

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

   As of September 30, 1998, the Company had 1,035 employees, up from 985 employees at December 31, 1997.

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

RESULTS OF OPERATIONS--THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

   Net sales increased 26.6% to $78.9 million for the three month period ended September 30, 1998 compared with $62.3 million for the same period in 1997. The increase was attributable principally to increased sales from the cable and harness and printed circuit board operations primarily due to additional sales volume with existing customers and new business development.

   Gross profit increased 71.7% to $5.8 million for the three months ended September 30, 1998 compared with $3.4 million for the same period in 1997. The gross margin was 7.4% and 5.4% for the three months ended September 30, 1998 and 1997, respectively. This increase was attributable to a higher absorption of manufacturing overhead, the positive impact of the Company's cost management programs and a favorable product mix.

   Selling, general and administrative ("SG&A") expenses increased 1.8% to $4.0 million, or 5.1% of net sales, for the three months ended September 30, 1998 compared with $3.9 million, or 6.3% of net sales, for the three months ended September 30, 1997. SG&A as a percent of sales for the three months ended September 30, 1998 was lower than the corresponding period in 1997 reflecting the fact that SG&A expense for the two periods remained relatively constant due to the Company's cost management programs, while net sales increased in the three months ended September 30, 1998 for the reasons set forth above.

   Operating income increased to $1.8 million or 2.3% of net sales, for the three months ended September 30, 1998 compared with an operating loss of $525,000 for the same period in 1997 as a result of the above factors.

   Interest and other expense of $509,000 and $507,000 remained essentially the same for the three months ended September 30, 1998 and 1997, respectively.

RESULTS OF OPERATIONS--NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

   Net sales increased 4.4% to $214.0 million for the nine month period ended September 30, 1998 from $204.9 million for the same period in 1997. The increase was attributable principally to increased sales from the cable and harness and printed circuit board operations due to additional sales volume with existing customers and new business development.

   Gross profit decreased 46.3% to $11.8 million for the nine months ended September 30, 1998 compared with $21.9 million for the same period in 1997. The gross margin was 5.5% and 10.7% for the nine months ended September 30, 1998 and 1997, respectively. This decrease was attributable to a change in product mix with shipments of lower margin products higher than anticipated and lower than anticipated shipments both in the first half of 1998 resulting in manufacturing overhead absorption issues, and higher than normal manufacturing efficiency variances.

   Selling, general and administrative ("SG&A") expenses increased 7.3% to $10.4 million, or 4.9% of net sales, for the nine months ended September 30, 1998 compared with $9.7 million, or 4.7% of net sales, for the nine months ended September 30, 1997. The increase in SG&A expenses as a percentage of net sales for the nine months ended September 30, 1998 compared with the same period in 1997 reflects the additional investment in the sales and marketing programs at the Company and increased charges related to banking, legal, audit and consulting fees.

   Operating income decreased to $1.3 million for the nine months ended September 30, 1998 compared with operating income of $12.2 million for the same period in 1997 as a result of the above factors.

   Interest and other expense of $1.7 million and $1.6 million remained relatively constant for the nine months ended September 30, 1998 and 1997, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   The Company had working capital of $60.9 million at September 30, 1998 compared with $35.0 million at December 31, 1997. The increase in working capital at September 30, 1998 is essentially due to the reclassification of the $30.7 million note payable from short term to long term as a result of the execution of a new $55 million Senior Secured Credit Facility ("Credit Facility"). Operating activities provided $16.6 million of cash for the first nine months of 1998 compared with a use of $1.1 million for the comparable period in 1997. Net cash provided by operating activities for the first nine months of 1998 consisted principally of increases in accounts payable and income tax refundable, offset by increases in accounts receivable and inventory and the net loss for the period. Cash provided from operating activities in the first nine months of 1998 was used primarily to purchase equipment and leasehold improvements of $6.2 million, principally at the Company's new Dublin, Ireland, facility and to pay down net $9.5 million of the Company's bank line of credit prior to executing the new Credit Facility.

   On a consolidated basis, the Company had secured revolving credit facilities of $50.0 million at September 30, 1998, of which $30.7 million was then utilized and an additional $14.0 million would have been available for use as of September 30, 1998 based upon the applicable borrowing base, subject, however, to the covenant default as of September 30, 1998 under such credit facility. In addition, at September 30, 1998 the Company's equipment lease line of $20.0 million had $4.1 million available for use and $15.9 million utilized for outstanding commitments. In May 1998, the Company entered into a $5.0 million operating lease line agreement for the purchase of certain equipment in the Dublin, Ireland, facility. At September 30, 1998, approximately $4.9 million had been utilized for outstanding commitments.

   On October 16, 1998, the Company announced that it had executed a new $55 million Senior Secured Credit Facility ("Credit Facility") to replace the Company's $50 million loan and security agreement outstanding on September 30, 1998. This new Credit Facility provides for borrowings up to an aggregate amount of $55 million, limited to a certain percentage of qualified accounts receivable and qualified inventory. Interest is payable monthly. Through December 31, 1998, the Company may choose an interest rate of either (i) 0.25% above the prime rate as announced by the bank or (ii) 2.25% above the prevailing Eurodollar rate. Commencing January 1, 1999, the Company may choose an interest rate which will range from (i) 0% to 0.75% above the prime rate as announced by the bank or (ii) 1.50% to 2.75% above the prevailing Eurodollar rate depending upon the average borrowing base availability of the Company. The Credit Facility requires the Company to maintain certain levels of minimum availability and to maintain certain minimum fixed charge coverage ratios and maximum leverage ratios. In addition to certain other prohibited actions, the Credit Facility also limits capital expenditures by the Company and prohibits the payment of cash dividends on the Company's capital stock.

   The Company leases certain equipment used in its manufacturing operations under a Master Lease Agreement dated October 27, 1992 between the Company and BancBoston Leasing, Inc. ("BancBoston Leasing"), as amended from time to time (the "Equipment Lease"). Since the execution of the Equipment Lease, BancBoston Leasing has sold and assigned to Citizens Leasing Corporation ("Citizens Leasing") a portion of the equipment leased to the Company under the Equipment Lease. The Company has been in default under the Equipment Lease as of September 30, 1997 because of the default position under its then loan and security agreement.

   On October 14, 1998, the Company entered into a Forbearance Agreement with BancBoston Leasing pursuant to which the Company has agreed to: (i) provide additional security for the Equipment Lease; (ii) repay all amounts owed to BancBoston Leasing under the Equipment Lease on or before February 28, 1999; and
(iii) pay to BancBoston Leasing a forbearance fee in the amount of $25,000.

   On October 14, 1998, the Company entered into an Extension and Master Lease Amendment Agreement with Citizens Leasing pursuant to which the Company has agreed to: (i) repay all amounts owed to Citizens Leasing under the Equipment Lease on or before March 1, 1999; and (ii) pay to Citizens Leasing a forbearance fee in the amount of $75,000.

   The Company entered into a $17 million interest rate swap agreement on October 15, 1998, simultaneous with the execution of the Credit Facility. The swap agreement provides for payment by the Company of a fixed rate of interest of 6.32% and matures on October 19, 2001.

YEAR 2000 READINESS DISCLOSURE STATEMENTS

   The Company and the companies with which it does business utilize computer software programs and operating systems and embedded technology in the conduct of their operations. Many computer software programs and operating systems and much technology in use today are unable to distinguish between the year 2000 and the year 1900 because they use a two-digit shorthand to define the applicable year. This is commonly known as the Year 2000 problem or issue. If the Company does not properly identify and correct its Year 2000 issues prior to January 1, 2000, the operations of the Company could be materially disrupted, due to, among other things, an inability to process transactions, send invoices, receive and record inventory or payments, or engage in similar normal business activities. In addition, the Company's operations could also be significantly disrupted if the companies with which it does business are not Year 2000 compliant on a timely basis, and such failure adversely affects their ability to do business with the Company. Any of these Year 2000 failures or disruptions could have a material adverse effect on the Company's business, financial condition or results of operations.

   To address these issues the Company has undertaken an extensive project to assess and remediate the areas within its business and operations which could be adversely affected by Year 2000 issues, including its information technology ("IT") and non-IT systems and processes. The first stage of the project is (i) to determine the extent of the Company's Year 2000 problem by reviewing all of the Company's software and embedded technology to determine if any of this software and technology use the two-digit shorthand and (ii) to determine whether companies with which it does significant business will be Year 2000 compliant on a timely basis. The next stage in the project will be to correct or replace and test all such software and technology of the Company and to address the Year 2000 issues identified at the Company's vendors and customers, as appropriate. The project is being conducted by the Company using internal and external resources. Finally, the Company will determine the need to formulate and revise contingency plans based on the results of its assessment and remediation efforts with regard to its own Year 2000 issues as well as those of its customers and suppliers.

   The Company is near completion of the assessment stage of the project and will commence the remediation stage promptly upon its completion. The Company has also begun discussions regarding Year 2000 compliance with its vendors and customers, and has not been informed by any vendor or customer of material Year 2000 compliance problems which could cause a material disruption in the Company's operations. The Company expects to complete the assessment phase of its own Year 2000 issues in the fourth quarter of 1998 and will continue to assess and monitor the Year 2000 readiness of its customers and suppliers.

   Based on its review to date, the Company expects the total cost of its Year 2000 assessment and remediation project to range from approximately $400,000 - $600,000, of which approximately $100,000 has been expensed to date. The Company's current expectations regarding the total cost of its Year 2000 project are subject to change as the project progresses and more detailed information is developed regarding the remediation efforts necessary to make the Company Year 2000 compliant on a timely basis. The source of the funds for the Company's Year 2000 project is operating cash flow and no other material Company IT project has been deferred as a result of the Year 2000 project. The Company currently does not believe that internal Year 2000 issues will have a material adverse effect on the Company's business.

   There can be no assurance, however, that the Company's plans and programs to become Year 2000 compliant will succeed in their entirety, or be completed on a timely basis or that the use of the Company's internal resources to complete the project will not adversely effect other aspects of the Company's business. The Company's ability to implement its Year 2000 compliance plan and to make the necessary modifications or replacements may be adversely affected by a number of factors outside the control of the Company, including the availability and cost of trained personnel and the ability of such personnel to acquire Year 2000 compliant systems and otherwise to locate and correct all relevant computer codes. In addition, there can be no assurance that one or more of the Company's vendors or customers won't have material Year 2000 compliance problems. If either the Company or any of its customers or suppliers fail to become Year 2000 compliant on a timely basis, or if the costs to the Company are significantly greater than currently anticipated, the result could be a significant disruption in the Company's business due to a failure in the systems designed to allow the Company to process transactions, invoice and receive payments, receive inventory from suppliers or engage in similar business practices. Such failure would result in a material adverse effect on the Company's business, financial condition or results of operations.


NEW FINANCIAL ACCOUNTING STANDARDS

   In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" and "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 130" and "SFAS 131," respectively). SFAS 130 provides standards for reporting items considered to be comprehensive income and uses the term "other comprehensive income" to refer to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. SFAS 131 requires new standards for reporting information about operating segments. The Company adopted SFAS No. 130 during the first quarter of 1998 and will adopt the disclosure requirements of SFAS 131 in its year end financial statements.

CAUTIONARY STATEMENTS

   The Private Securities Litigation Reform Act of 1995 (the "Act") contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involve risk and uncertainties.
Any statements in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the Company's Year 2000 plans, expectations, compliance and costs, the characteristics and growth of the Company's market and customers, the Company's expectations, objectives and plans for future operations, the Company's ability to cost effectively manage manufacturing processes, and the Company's expected results of operations, financial condition, liquidity and capital resources). The following cautionary statements should be considered carefully in evaluating the Company and its business. The factors discussed in these cautionary statements, among other factors, could cause actual results to differ materially from those contained in the forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the safe harbor provisions of the Act.


Customer and Market Concentration; Dependence on Electronics Industry

   For the nine months ended September 30, 1998, the Company's six largest customers accounted for approximately 73% of the Company's net sales. Sales to Ascend, EMC and Bay Networks were approximately 19%, 18% and 16%, respectively, of the Company's net sales for such period. For the first nine months of 1997, the Company's five largest customers accounted for approximately 75% of the Company's net sales. Sales to Bay Networks, Ascend, EMC and 3Com were approximately 32%, 12%, 12%and 12%, respectively, of the Company's net sales for the same period in 1997. The Company's results will depend to a significant extent on the success achieved by its OEM customers in marketing their products and the Company's ability to diversify its customer base in order to reduce its reliance on particular customers. There can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all, or that the Company will be able to consistently expand its customer base to make up any sales shortfalls from such major customers and increase overall revenue. The loss of one or more major customers, a significant reduction in purchases from such customers, discontinuance by any major customer of products manufactured by the Company, the failure to expand its customer base or developments adverse to the Company's customers or their products could have a material adverse effect on the Company's business, financial condition and results of operations. For example, during the second half of 1997 the Company experienced a reduction in, and then a termination of, business with 3Com. In addition, the Company could be adversely affected if a major customer were unable or unwilling to pay for products and services on a timely basis or at all.

   The Company's customer base has historically been concentrated in a limited number of segments within the electronics industry. Net sales to customers within the networking segment accounted for over 50% of the Company's net sales in each of 1996, 1997 and and the first nine months of 1998. These industry segments, and the electronics industry as a whole, are subject to intense competition, consolidation, rapid technological changes, significant fluctuations in product demand, relatively short product life-cycles, and consequent product obsolescence. Developments adverse to such industry segments could have a negative effect on the Company. The industry segments served by the Company are also subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. A recessionary period or other event leading to excess capacity or downturn affecting the electronics industry generally or one or more of the industry segments served by the Company would likely result in intensified price competition, reduced gross margins and a decrease in net sales, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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


Fluctuations in Operating Results

   The Company's operating results have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. The variability of the level and timing of orders from, and shipments to, major customers may result in significant periodic and quarterly fluctuations in the Company's results of operations. A substantial portion of net sales in a given quarter may depend on obtaining and fulfilling orders for assemblies to be manufactured and shipped in the same quarter in which those orders are received. Further, a significant portion of net sales in a given quarter may depend on assemblies configured, completed, packaged and shipped in the final weeks of such quarter. In addition to the variability resulting from the short-term nature of its customers' commitments, other factors have contributed, and may in the future contribute, to such fluctuations. These factors include, among other things, customers' announcement and introduction of new products or new generations of products, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, cost effectiveness in managing manufacturing processes, changes in cost and availability of labor and components, efficiencies achieved by the Company in managing inventory and fixed assets, a shift in the Company's product assembly mix which results in fluctuating margins, capacity utilization, inventory obsolescence, currency exchange rate movements, acquisitions and related charges and expenses, competition in the electronics manufacturing services market, trends in the electronics industry and changes or anticipated changes in economic conditions. An interruption in manufacturing resulting from shortages of parts or equipment, fire, earthquake or other natural disaster, equipment failure or otherwise could have a material adverse effect on the Company's business, financial condition and results of operations. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's operating expenses are relatively fixed, any unanticipated shortfall in revenue in a quarter may have a material adverse impact on the Company's business, financial condition and results of operations for that quarter. Management's failure to cost effectively manage its manufacturing processes and its level of inventory also could have a material adverse effect on the Company's business, financial condition and results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

   As a result of the foregoing or other factors, it is possible that in some future period the Company's results of operations will fail to meet the expectations of securities analysts or investors, and the price of the Common Stock would then be materially and adversely affected.

Competition

   The electronics manufacturing services industry is highly competitive. The Company competes against numerous U.S. and foreign electronics manufacturing services providers with global operations. The Company also faces competition from a number of electronics manufacturing services providers who operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Certain of the Company's competitors have substantially greater manufacturing, financial, systems, sales and marketing resources than the Company. Also, due to the trend in consolidation within the industry, the Company faces larger and more geographically diverse competitors who have combined resources with which to compete against the Company. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their services than the Company. The Company may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power from component suppliers or who have lower cost structures. The Company's manufacturing processes are generally not subject to significant proprietary protection, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that the principal competitive factors in the segments of the electronics manufacturing services industry in which it operates are technology, service, manufacturing capability, quality, geographic location, price, reliability, timeliness in delivering finished products and flexibility in adapting to customers' needs. There can be no assurance that competition from existing or potential competitors will not have a material adverse effect on the Company's business, financial condition and results of operations.


Management of Growth

   The Company has grown rapidly in recent years and expects to continue to expand its operations. Such growth has placed, and will continue to place, significant strain on the Company's management, operations, technical, financial, systems, marketing and other resources. The Company's ability to manage its growth will require it to continue to invest in its operational, financial and management information systems, as well as to develop further the management skills of its managers and supervisors and to retain, motivate and effectively manage its employees. In addition, as a result of an inventory shortfall occurring in the fourth quarter of 1997, the Company has reviewed and continues to review its security procedures and operating and financial controls and, based upon such review, has implemented and expects to continue to identify opportunities to implement enhanced procedures and controls. There can be no assurance, however, that the controls implemented by management will function as expected or will result in the cost savings anticipated by management. If the Company's management is unable to manage growth effectively, the quality of the Company's services and products, its ability to retain key personnel and its results of operations could be materially and adversely affected. Competition for personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future, especially senior managers, engineering and sales personnel. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations--Cautionary Statements--Acquisitions and Geographic Expansion."


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


Acquisitions and Geographic Expansion

   In June 1997, the Company acquired substantially all of the assets and liabilities of Electronic Systems International, located in Norcross, Georgia. The acquired company provides electronics manufacturing services, primarily consisting of PCB assembly, electro-mechanical subassembly and total systems assembly to customers based primarily in the Southeastern United States. Also in June 1997, the Company completed the acquisition of Advanced Component Technologies Limited (f.k.a. SignMax Limited), located in Dublin, Ireland. Advanced Component Technologies Limited provides electronics manufacturing services primarily consisting of cable and harness assembly. The Company has limited experience in managing geographically dispersed operations, in integrating acquired companies into its operations, in expanding the scope of operations of acquired businesses, and in operating in the Southeastern United States or internationally. Therefore, there can be no assurance that the Company will operate the acquired businesses profitably in the future.

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


Risks of International Operations

   The Company acquired in 1997 and then expanded operations in Dublin, Ireland, and may in the future expand into other geographic regions. The Company also purchases a significant number of components manufactured in foreign countries. Because of the scope of its international operations, the Company is subject to numerous risks, including economic or political disruptions and instability, transportation delays and interruptions, foreign exchange rate fluctuations, employee turnover and labor unrest, longer payment cycles, greater difficulty in collecting accounts receivable, and less developed infrastructure, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Changes in policies by the U.S. or foreign governments resulting in, among other things, increased duties, increased regulatory requirements, higher taxation, currency conversion limitations, restrictions on the transfer of funds, the imposition of tariffs, or limitations on imports or exports could also have a material adverse effect on the Company's business, financial condition and results of operations. The Company could also be adversely affected if the current policies encouraging foreign investment or foreign trade by its host countries were to be reversed.


Litigation

  On February 27, 1998 the Company and certain of the Company's officers and directors were named in a purported securities class action lawsuit filed in the United States District Court for the District of Massachusetts (the "Class Action"). On October 16, 1998 an amended complaint was filed in the Class Action. Like the original complaint, the amended complaint alleges that the defendants knowingly made misstatements to the investing public about the Company's inventory and the accuracy of its accounting practices. The amended complaint claims that those alleged misstatements were made during the period April 17, 1997 through March 31, 1998. The Company believes the allegations in the amended complaint are without merit and intends to vigorously contest them.

   Although the Company denies all material allegations in the amended complaint and intends to vigorously defend against all claims brought against it, the ultimate outcome, including amount of possible loss, if any, of litigation cannot be determined at this time. No provision for any liability that may result from this litigation has been made in the Condensed Consolidated Financial Statements. While the Company does not believe that this litigation will have a material adverse affect on the Company's business and results of operations, given the preliminary stages of the litigation there can be no assurance as to the ultimate outcome of these matters.

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

                         PART II.   OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

EXHIBIT              DESCRIPTION
-------------------  -----------
10.1                 Credit Agreement dated October 14, 1998 between the
                     Company, ACT Manufacturing Securities Corporation and
                     The Chase Manhattan Bank, as agent.
10.2                 Revolving Credit Note from the Company in favor of The
                     Chase Manhattan Bank.
10.3                 Revolving Credit Note from the Company in favor of
                     National Bank of Canada.
10.4                 Security Agreement dated October 14, 1998 between the
                     Company, ACT Manufacturing Securities Corporation and
                     The Chase Manhattan Bank, as agent.
10.5                 Pledge Agreement dated October 14, 1998 between the
                     Company and The Chase Manhattan Bank, as agent.
10.6                 Share Pledge Agreement dated October 14, 1998 between the
                     Company and The Chase Manhattan Bank, as agent.
10.7                 ISDA Master Agreement dated October 14, 1998 between the
                     Company and The Chase Manhattan Bank.
10.8                 Stock Purchase Agreement dated October 13, 1998 between
                     the Company and Advanced Component Technologies Limited.
10.9                 Subordinated Loan Agreement dated October 13, 1998
                     between the Company and Advanced Component Technologies
                     Limited.
10.10                Restated Second Amendment to Agreement of Lease dated
                     November 6, 1998 between the Company and John A. Pino,
                     Trustee of Re-Act Realty Trust.
10.11                Restated Lease Amendment and Third Amendment to Agreement
                     of Lease dated November 6, 1998 between the Company and John A. Pino, Trustee of Re-Act Realty Trust.
10.12                Letter Agreement dated October 14, 1998 between the
                     Company and BancBoston Leasing.
10.13                Letter Agreement dated October 14, 1998 between the
                     Company and Citizens Leasing.

11.                  Computation of Net Income (Loss) Per Common Share

27.                  Financial Data Schedule


(b) Reports on Form 8-K

    The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 16, 1998                 ACT MANUFACTURING, INC.
                                  -----------------------------------
                                  /s/ Douglass C. Greenlaw
                                  -----------------------------------
                                  Douglass C. Greenlaw
                                  Vice President of Finance and Administration
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



EXHIBIT              DESCRIPTION
-------------------  -----------
10.1                 Credit Agreement dated October 14, 1998 between the
                     Company, ACT Manufacturing Securities Corporation and
                     The Chase Manhattan Bank, as agent.
10.2                 Revolving Credit Note from the Company in favor of The
                     Chase Manhattan Bank.
10.3                 Revolving Credit Note from the Company in favor of
                     National Bank of Canada.
10.4                 Security Agreement dated October 14, 1998 between the
                     Company, ACT Manufacturing Securities Corporation and
                     The Chase Manhattan Bank, as agent.
10.5                 Pledge Agreement dated October 14, 1998 between the
                     Company and The Chase Manhattan Bank, as agent.
10.6                 Share Pledge Agreement dated October 14, 1998 between the
                     Company and The Chase Manhattan Bank, as agent.
10.7                 ISDA Master Agreement dated October 14, 1998 between the
                     Company and The Chase Manhattan Bank.
10.8                 Stock Purchase Agreement dated October 13, 1998 between
                     the Company and Advanced Component Technologies Limited.
10.9                 Subordinated Loan Agreement dated October 13, 1998
                     between the Company and Advanced Component Technologies
                     Limited.
10.10                Restated Second Amendment to Agreement of Lease dated
                     November 6, 1998 between the Company and John A. Pino,
                     Trustee of Re-Act Realty Trust.
10.11                Restated Lease Amendment and Third Amendment to Agreement
                     of Lease dated November 6, 1998 between the Company and John A. Pino, Trustee of Re-Act Realty Trust.
10.12                Letter Agreement dated October 14, 1998 between the
                     Company and BancBoston Leasing.
10.13                Letter Agreement dated October 14, 1998 between the
                     Company and Citizens Leasing.

11.                  Computation of Net Income (Loss) Per Common Share

27.                  Financial Data Schedule