Form 10-K
period 1998-12-31
ACT MANUFACTURING INC
filed 1999-03-31
CIK 937971

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)

  [X]Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
                 For the Fiscal Year Ended: December 31, 1998
                                      or

  [_]Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
                   For the transition period     from     to

                        Commission File Number: 0-25560

                               ----------------

                            ACT Manufacturing, Inc.
            (Exact name of registrant as specified in its charter)

                Massachusetts                                    04-2777507
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
       incorporation or organization)

                2 Cabot Road                                       01749
            Hudson, Massachusetts                                (Zip Code)
  (Address of principal executive offices)

      Registrant's telephone number, including area code: (978) 568-0105

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                               (Title of class)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 23, 1999 (based on the closing sale price as quoted by the Nasdaq National Market as of such date) was $52,868,484.

  As of March 23, 1999, 9,087,700 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of registrant's definitive proxy statement for the annual meeting of stockholders to be held on or about May 18, 1999 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. ACT Manufacturing, Inc. makes such forward-looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in
Item 7 under "Year 2000 Readiness Disclosure Statements" and "Cautionary Statements." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Annual Report on Form 10-K, the words "anticipates," "believes," "expects," "intends," "future," "could," "may," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

ITEM 1. BUSINESS

  ACT Manufacturing, Inc. ("ACT" or the "Company") provides value-added electronics manufacturing services for original equipment manufacturers ("OEMs") in the networking and telecommunications, computer, industrial and medical equipment markets. The Company provides OEMs with complex printed circuit board ("PCB") assembly primarily utilizing advanced surface mount technology ("SMT"), mechanical and molded cable and harness assembly, electro-mechanical sub-assembly, and total system assembly and integration. The Company targets moderate-volume production runs of the complex, leading-edge commercial market applications of emerging and established OEMs, which generally require technologically-advanced and flexible manufacturing as well as a higher degree of value-added services. These applications are generally characterized by multiple configurations and high PCB densities. As an integral part of its service to OEM customers, the Company provides advanced manufacturing and test engineering, flexible materials management, and comprehensive test services, as well as product repair, packaging, order fulfillment and distribution services.

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

 Printed Circuit Board Assembly

  The Company's PCB assembly operations are primarily oriented toward a full range of advanced SMT applications, including ball grid array. The Company also continues to support pin-through-hole technology and related semi-automated and manual placement processes for existing and new applications that require these technologies. ACT's manufacturing process is supported by state-of-the-art, high-speed placement systems, screen printers, epoxy dispensers, wave solderers, reflow and cleaning systems and a highly-trained and experienced engineering and manufacturing workforce. In addition, the Company has made significant investments in computer-aided manufacturing and test equipment, process technology, and information processing technology. ACT utilizes environmentally clean, water-soluble and no-clean process technology that the Company believes meets or exceeds all applicable environmental regulations.

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

 Electro-Mechanical Sub-Assembly and Total System Assembly and Integration

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

  ACT provides the following value-added services across the full range of its electronics manufacturing services:

 Advanced Manufacturing and Test Engineering

  The Company's advanced manufacturing engineers work closely with an OEM's product designers at the early design stage in order to optimize product manufacturability, testability, and reliability. The Company's advanced manufacturing engineers also participate in the OEM's parts selection and materials utilization decisions at the design stage in order to mitigate component availability issues which might arise during the manufacturing cycle. The Company's engineers evaluate the ongoing manufacturing process and recommend improvements to reduce manufacturing costs or lead times, or to increase the quality of finished assemblies. The Company's engineering services are designed to ensure that OEM products are rapidly brought to market, meet the market's expectation for quality and take advantage of advances in manufacturing and testing technology and processes.

 Materials Management

  The Company directly sources all or a substantial portion of the components necessary for its product assemblies. The Company procures components from vendors which meet ACT's standards for timely delivery, high quality, cost effectiveness and in accordance with customer specifications. To help control inventory investment, components are generally ordered when the Company has a customer forecast, purchase order or commitment from a customer to purchase the completed assemblies. Material planning and procurement is accomplished by the use of a Materials Requirements Planning (MRP) system. Communication with certain vendors is enhanced with the use of Electronic Data Interchange (EDI) systems, through which a majority of the active components purchased by the Company are acquired. Additionally, ACT uses just-in-time inventory management techniques and manages its material pipelines and vendor base in order to enable the Company's customers to increase or decrease volume requirements within established frameworks.

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

Customers and Markets

  The Company serves a wide range of customers from emerging growth companies to established, multinational corporations in a variety of markets including networking and telecommunications, computer, industrial and medical equipment.

  In many cases, the Company's OEM customers utilize more than one electronic manufacturing services provider across their product lines. The Company's goal is to be the primary electronics manufacturing services provider for its OEM customers, and to attract the OEMs' high-value, leading-edge products. The Company believes that its close interaction with the design engineering personnel of its customers at the product development stage, together with the Company's established materials pipeline and prototype production experience, advantageously positions the Company to be selected to provide manufacturing and value-added services for its customers' new product offerings. The Company assigns each customer a program manager whose responsibilities, as the primary contact into the Company, include the development of the manufacturing relationship and the assignment of Company resources to meet customer requirements.

  The Company continues to focus on expanding and diversifying its customer base to reduce dependence on any individual customer or market. Electronics manufacturing services providers generally face a long sales cycle and must perform satisfactorily on a trial basis prior to capturing significant orders from that OEM.

  Ascend Communications, Inc. (as successor to Cascade Communications Corp., "Ascend"), EMC Corporation ("EMC") and Bay Networks, Inc. ("Bay Networks"), respectively, accounted for 19%, 18%, and 16%, of the Company's net sales for 1998. Bay Networks, Ascend and EMC accounted for 31%, 13% and 13%, respectively, of the Company's net sales for 1997. The Company's five largest customers accounted for 68% and 70% of the Company's net sales for 1998 and 1997, respectively.

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

  As the Company has grown, it has increasingly relied on and developed its direct selling organization as opposed to utilizing independent manufacturer representatives. The Company expects to continue to expand its direct sales organization and marketing efforts in response to increased customer opportunities in new geographic markets.

Competition

  The electronics manufacturing services industry is highly competitive. The Company competes against numerous U.S. and foreign electronics manufacturing services providers with global operations. The Company also faces competition from a number of electronics manufacturing services providers who operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Certain of the Company's competitors have substantially greater manufacturing, financial, systems, sales and marketing resources than the Company. Also, due to the consolidation trend within the industry, the Company faces larger and more geographically diverse competitors who have combined resources with which to compete against the Company. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their services than the Company. The Company may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power from component suppliers or who have lower cost structures. The Company's manufacturing processes are generally not subject to significant proprietary protection, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that the principal competitive factors in the segments of the electronics manufacturing services industry in which it operates are technology, service, manufacturing capability, quality, geographic location, price, reliability, timeliness in delivering finished products and flexibility in adapting to customers' needs. There can be no assurance that competition from existing or potential competitors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

Employees

  At December 31, 1998, the Company had 1,042 permanent employees, compared with 985 permanent employees at December 31, 1997. The employees of the Company are not represented by a union and the Company has experienced no labor stoppages. The Company considers its relations with its employees to be good. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statements--Management of Growth," "-- Dependence Upon Key Personnel and Skilled Employees," and "--Acquisitions and Geographic Expansion."

ITEM 2. PROPERTIES

  The Company's principal manufacturing facilities are located in six leased facilities containing an aggregate of 358,000 square feet. The Company's significant facilities are as follows:

   Location                                                          Square Feet
   --------                                                          -----------
   Hudson, MA......................................................    147,000
   Hudson, MA......................................................     32,000
   Hudson, MA......................................................     28,000
   Mansfield, MA...................................................     44,000
   Lawrenceville, GA...............................................     62,000
   Dublin, Ireland.................................................     45,000
                                                                       -------
     Total.........................................................    358,000
                                                                       =======

  The Company's Hudson, Massachusetts headquarters include a state-of-the-art manufacturing facility which houses PCB and systems assembly businesses, and two other facilities which contain manufacturing capabilities for mechanical and molded cable and harness assembly and electro-mechanical sub-assembly operations. The Company occupies the Hudson facilities under leases scheduled to expire in 2007, 2003 and 2003, respectively. The Company leases two of the Hudson facilities from Re-Act Realty Trust, a Massachusetts nominee trust, which is controlled by John A. Pino, the President and Chief Executive Officer of the Company, and the beneficial interest of which is principally owned by Mr. Pino.

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

  In the second quarter of 1998, the Company occupied and began manufacturing in a new 45,000 square foot leased facility in Dublin, Ireland and consolidated operations from the existing Dublin facility into the new plant. The lease expires in the first quarter of 2005.

  In the fourth quarter of 1998, the Company began manufacturing in a new 62,000 square foot leased facility in Lawrenceville, Georgia and consolidated operations from the existing Norcross, Georgia facility into this plant. This lease expires in the fourth quarter of 2005.

  All of the Company's manufacturing facilities have been certified to the ISO 9002 international quality standard.

  At December 31, 1998, the Company's Massachusetts facilities contained nine SMT lines. The Company operates two SMT lines at its Lawrenceville, Georgia facility and has implemented one SMT line in the Dublin, Ireland facility. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 3. LEGAL PROCEEDINGS

  On February 27, 1998, the Company and certain of the Company's officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the District of Massachusetts. The complaint was then amended on October 16, 1998. The plaintiffs purport to represent a class of all persons who purchased or otherwise acquired the Company's Common Stock in the period from April 17, 1997 through March 31, 1998. The amended complaint alleges, among other things, that the defendants knowingly made misstatements to the investing public about the value of the Company's inventory and the nature of its accounting practices. On December 15, 1998, the Company filed a motion to dismiss the case in its entirety based on the pleadings. The Company's motion to dismiss has been fully briefed by both sides, and oral argument is scheduled for April 1999. The Company believes the claims asserted in the amended complaint are without merit and intends to continue to defend itself vigorously in this action. The Company further believes that this litigation will not have a material adverse effect on the Company's business and results of operations, although there can be no assurance as to the ultimate outcome of these matters.

  From time to time, the Company is also subject to claims or litigation incidental to its business. The Company does not believe that any such incidental claims or litigation will have a material adverse effect on the operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1998 to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "ACTM". Public trading of the Common Stock commenced on March 30, 1995. Prior to that time, there was no public market for the Company's Common Stock. The following table sets forth the high and low bid information for the Common Stock as reported by Nasdaq for the periods indicated. Such information reflects inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                                                 High    Low
                                                                 ----    ----
1998:
  First quarter................................................. $17 7/8 $ 9 7/8
  Second quarter................................................  12 3/4   6 5/8
  Third quarter.................................................   12       6
  Fourth quarter................................................  14 1/2   5 1/4
                                                                 High    Low
                                                                 ----    ----
1997:
  First quarter................................................. $ 29    $19 1/4
  Second quarter................................................  41 3/4  19 1/2
  Third quarter.................................................  47 1/4  32 3/8
  Fourth quarter................................................   33     13 1/4

  On March 23, 1999, the last reported sale price of the Common Stock on the Nasdaq National Market was $14.063 per share. As of March 23, 1999, there were approximately 45 holders of record of the Common Stock. This number does not include stockholders for whom shares were held in a "nominee" or "street name."

  The Company does not presently intend to declare cash dividends on the Common Stock in the foreseeable future and expects to retain any future earnings to fund future operations. Additionally, the Company's bank senior secured credit agreement prohibits the payment of cash dividends on the Company's capital stock. See Note 5 of Notes to the Company's Consolidated Financial Statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by, the Company's consolidated financial statements, related notes and other financial information included herein.

                      SUMMARY CONSOLIDATED FINANCIAL DATA
                     (In Thousands, Except Per Share Data)

                                         Year Ended December 31,
                               -----------------------------------------------
                                 1998      1997      1996      1995     1994
                               --------  --------  --------  --------  -------
Consolidated Statement of
 Operations Data:
  Net sales................... $290,529  $264,654  $225,900  $115,658  $85,848
  Cost of goods sold..........  271,311   253,122   197,530   101,449   72,574
                               --------  --------  --------  --------  -------
  Gross profit................   19,218    11,532    28,370    14,209   13,274
  Selling, general and
   administrative expenses....   14,686    15,062    10,016     6,682    5,434
                               --------  --------  --------  --------  -------
  Operating income (loss).....    4,532    (3,530)   18,354     7,527    7,840
                               --------  --------  --------  --------  -------
  Interest and other expense,
   net........................   (2,241)   (2,706)   (1,424)      (62)    (534)
                               --------  --------  --------  --------  -------
  Income (loss) before
   provision for income
   taxes......................    2,291    (6,236)   16,930     7,465    7,306
  Benefit (provision) for
   income taxes (1)...........   (1,009)    2,229    (6,773)   (2,999)  (2,953)
                               --------  --------  --------  --------  -------
  Net income (loss)........... $  1,282  $ (4,007) $ 10,157  $  4,466  $ 4,353
                               ========  ========  ========  ========  =======
  Basic net income (loss) per
   common share (2)(3)........ $   0.14  $  (0.45) $   1.16  $   0.55  $  0.70
                               ========  ========  ========  ========  =======
  Diluted net income (loss)
   per common share (2)(3).... $   0.14  $  (0.45) $   1.13  $   0.54  $  0.65
                               ========  ========  ========  ========  =======
  Weighted average shares
   outstanding--basic (3).....    9,063     8,952     8,762     8,057    6,250
                               ========  ========  ========  ========  =======
  Weighted average shares
   outstanding--diluted (3)...    9,199     8,952     9,012     8,334    6,748
                               ========  ========  ========  ========  =======
                                              December 31,
                               -----------------------------------------------
                                 1998      1997      1996      1995     1994
                               --------  --------  --------  --------  -------
Consolidated Balance Sheet
 Data:
  Working capital............. $ 70,175  $ 35,048  $ 71,091  $ 35,070  $14,646
  Total assets................  145,369   113,539   107,595    61,095   33,618
  Long-term liabilities, less
   current portion............   40,475       730    29,055     2,638   10,255
  Total stockholders'
   equity.....................   50,234    49,259    47,132    35,688    7,355

--------
(1) The Company had operated as an S Corporation for income tax purposes from November 1, 1987 to March 28, 1995, and accordingly during that period had not been subject to federal income taxes and had been subject to certain state income taxes at a reduced rate. Accordingly, net income for the years ended December 31, 1995 and 1994 is presented on a pro forma basis as if the Company had been a C corporation for the period presented.
(2) Pro forma net income per common share for the years ended December 31, 1994 and 1995 reflects the assumed issuance of 650,000 shares that the Company would have needed to issue at the initial public offering price of the Company's Common Stock ($12.00 per share) to fund the distribution of all previously taxed but undistributed S Corporation earnings to the Company's stockholders through March 28, 1995 (approximately $7,800,000).
(3) Pro forma basic net income per common share and diluted net income per common share for 1995 reflect the impact on the calculation of weighted average shares outstanding of the issuance of Common Stock from the Company's 1995 initial public offering, which shares of Common Stock were outstanding April through December 1995 and were weighted as if they had been outstanding over the full year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. Any statements in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the Company's Year 2000 readiness and compliance, the characteristics and growth of the Company's market and customers, the Company's expectations, objectives and plans for future operations, and the Company's expected liquidity and capital resources). Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and accordingly the Company's actual results could differ materially. Factors that may cause such differences include those set forth below under "Year 2000 Readiness Disclosure Statements" and "Cautionary Statements" and elsewhere in this Annual Report on Form 10-K. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto, appearing elsewhere in this Annual Report on Form 10-K.

Overview

  ACT Manufacturing, Inc. provides value-added electronics manufacturing services for original equipment manufacturers ("OEMs") in the networking and telecommunications, computer, industrial and medical equipment markets. The Company provides OEMs with complex printed circuit board ("PCB") assembly primarily utilizing advanced surface mount technology ("SMT"), mechanical and molded cable and harness assembly, electro-mechanical sub-assembly, and total system assembly and integration. The Company targets moderate-volume production runs of the complex, leading-edge commercial market applications of emerging and established OEMs, which generally require technologically advanced and flexible manufacturing as well as a higher degree of value-added services. These applications are generally characterized by multiple configurations and high PCB densities. As an integral part of its service to OEM customers, the Company provides advanced manufacturing and test engineering, flexible materials management, and comprehensive test services, as well as product repair, packaging, order fulfillment and distribution services.

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

  The Company expanded the geographic scope of its operations through two strategic acquisitions in June 1997. The Company acquired substantially all of the assets and liabilities of Electronic Systems International, located in Norcross, Georgia. Electronic Systems International provides electronics manufacturing services to OEMs based primarily in the Southeastern United States consisting of PCB assembly, electro-mechanical subassembly and total system assembly. The Company also acquired Advanced Component Technologies Limited (f.k.a. SignMax Limited), located in Dublin, Ireland. Advanced Component Technologies Limited (f.k.a. SignMax Limited) provides electronics manufacturing services primarily consisting of cable and harness assembly and production has been expanded to include a PCB operation utilizing SMT technology. The operating results of the acquired businesses are included from the date of purchase in the Company's Consolidated Statement of Operations for the year ended December 31, 1997. The Consolidated Statement of Operations for the year ended December 31, 1998 includes a full year of operations of the acquired businesses. See Note 2 of Notes to the Company's Consolidated Financial Statements.

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

                                                              Year Ended
                                                             December 31,
                                                           --------------------
                                                           1998   1997    1996
                                                           -----  -----   -----
Net sales................................................. 100.0% 100.0%  100.0%
Cost of goods sold........................................  93.3   95.6    87.4
                                                           -----  -----   -----
Gross profit..............................................   6.7    4.4    12.6
Selling, general and administrative expenses..............   5.1    5.7     4.5
                                                           -----  -----   -----
Operating income (loss)...................................   1.6   (1.3)    8.1
Interest and other expense, net...........................  (0.9)  (1.0)   (0.6)
                                                           -----  -----   -----
Income (loss) before provision for income taxes...........   0.7   (2.4)    7.5
Benefit (provision) for income taxes......................  (0.3)   0.9    (3.0)
                                                           -----  -----   -----
Net income (loss).........................................   0.4%  (1.5)%   4.5%
                                                           =====  =====   =====

  For the year ended December 31, 1997, the Company experienced significant changes and events that adversely affected its 1997 results of operations. In the third and fourth quarters of 1997, the Company experienced a decrease in net sales on both a sequential and comparable period basis. The decline in net sales was principally due to a softness in demand from several major customers resulting in the conversion of fewer forecasted orders than anticipated as well as, in the case of the third quarter, orders and commitments anticipated to ship prior to the end of the quarter that were received too late for configuration and completion in the quarter.

  The Company identified a significant inventory shortfall as a result of its 1997 year-end physical inventory. As a result of the shortfall, the Company recorded a charge of approximately $13.1 million that was included in cost of goods sold for 1997. The shortfall was investigated by Company personnel and, under the direction of the Audit Committee of the Board of Directors, by independent external accounting specialists. The ultimate cause of the shortfall could not be finally determined, and accordingly the associated charge was reported in the fourth quarter of 1997. As a result of this shortfall, the Company has reviewed and continues to review its security procedures and operating and financial controls and, based upon such review, has implemented enhanced security systems and inventory work-in-process tracking systems and expects to continue to identify opportunities to implement enhanced procedures and controls. The Company expects to continue to conduct quarterly inventories until it can assess the effectiveness of these measures.

  In addition, in 1997 the Company included in its accounts receivable reserve approximately $1.7 million in connection with amounts due from discontinued customers and accrued an expense of $600,000 for professional fees related to the investigation of the inventory shortfall.

  The Company provides electronics manufacturing services to customers in the networking and telecommunications, computer, industrial and medical equipment markets. The percentage of net sales by market for the years ended 1998, 1997 and 1996 is as follows:

   Market                                         Percentage of Net Sales
   ------                                         ---------------------------
                                                   1998      1997      1996
                                                  -------   -------   -------
   Networking/Telecommunications.................      58%       65%       73%
   Computer......................................      22        15        13
   Industrial....................................      17        17        12
   Medical.......................................       3         3         2
                                                  -------   -------   -------
                                                  100%          100%      100%
                                                  =======   =======   =======

1998 Compared to 1997

  The Company's net sales increased $25.8 million or 9.8% to $290.5 million in 1998 from $264.7 million in 1997. The increase was attributed principally to an expansion of business from existing customers and sales to new customers in the PCB assembly markets. The increase was also due to the effect of a full year of operations of the acquisitions made in 1997. As a percentage of net sales, the Company's largest customers in 1998 included Ascend (19%), EMC (18%) and Bay Networks (16%) as compared to Bay Networks (31%), EMC (13%) and Ascend (13%) in 1997. In each of the second, third and fourth quarters of 1998 the Company experienced increased net sales compared to the respective comparable quarters in 1997.

  Net sales in the PCB assembly division (including system integration and test operations), as a percentage of net sales was 87.6% in 1998 compared to 89.5% in 1997. Net sales in the cable and harness assembly division accounted for 12.4% of 1998 net sales compared to 10.5% of 1997 net sales.

  Gross profit increased $7.7 million or 66.6% to $19.2 million compared to $11.5 million in 1997. Gross profit as a percentage of net sales ("gross margin") increased to 6.7% in 1998 from 4.4% in 1997. Within 1998 gross margin was 3.2%, 5.4%, 7.4% and 9.7% in the first, second, third and fourth quarters, respectively. This sequential improvement is due primarily to higher absorption of manufacturing overhead, the positive impact of the Company's cost management programs and a favorable product mix. In addition, 1997 expenses were impacted by a charge relating to the inventory shortfall of approximately $13.1 million which was included in cost of goods sold.

  Selling, general and administrative ("SG&A") expenses decreased $0.4 million or 2.5% to $14.7 million in 1998, from $15.1 million in 1997. SG&A expenses as a percentage of net sales decreased to 5.1% in 1998 from 5.7% in 1997. The decrease in SG&A expenses as a percentage of net sales in 1998 compared to 1997 is primarily the result of a reduction in SG&A in 1998 due to cost management programs at the Company while net sales increased in 1998.

  Operating income increased $8.1 million to $4.5 million in 1998, compared with an operating loss of $3.5 million for 1997 as a result of the previously discussed factors.

  Interest and other expense, net decreased $0.5 million to $2.2 million for 1998 from $2.7 million for 1997. The decrease in interest and other expenses resulted principally from reduced average borrowings on the Company's Credit Facility.

  The Company recorded a provision for income taxes of $1.0 million in 1998 compared to a benefit for income taxes of $2.2 million in 1997. The effective income tax rate was 44.0% in 1998. The Company expects that the effective income tax rate for the year ended December 31, 1999 will approximate 42%.

1997 Compared to 1996

  The Company's net sales increased $38.8 million or 17.2% to $264.7 million in 1997 from $225.9 million in 1996. This increase was attributed principally to an expansion of business from existing customers and sales to new customers in the PCB assembly markets. The increase was also due to the effect of acquisitions made by the Company during 1997. Without the acquisitions, the increase in net sales would have been approximately 11%. As a percentage of net sales, the Company's largest customers in 1997 included Bay Networks (31%), EMC (13%) and Ascend (13%). As a percentage of net sales in 1996, Ascend was the largest customer with 20% of net sales. During 1997, the Company experienced a reduction in, and then a termination of, business with 3Com. Sales to 3Com were less than 10% of net sales in 1997 compared to 17% of Company net sales in 1996.

  Net sales in the PCB assembly division (including system integration and test operations) increased as a percentage of net sales to 89.5% in 1997 compared to 87.2% in 1996. Net sales in the cable and harness assembly division accounted for 10.5% of 1997 net sales compared to 12.8% of 1996 net sales.

  Gross profit decreased by $16.8 million or 59% to $11.5 million in 1997 compared to $28.4 million in 1996. Gross margin decreased to 4.4% in 1997 from 12.6% in 1996. This change is attributable primarily to the following: the $13.1 million inventory shortfall, changes in product mix with shipments of lower margin products higher than anticipated, lower than anticipated shipments resulting in lower manufacturing absorption, and the incidence of higher than normal manufacturing efficiency variances. These occurrences primarily affected business operating results in the second half of 1997. Gross profit as a percentage of net sales in the first and second quarters of 1997 was relatively consistent with 1996 business operating results. Without the effect of the inventory shortfall charge, gross margin would have decreased to 9.3% in 1997 due to the aforementioned reasons.

  SG&A expenses increased $5.1 million or 50.0% to $15.1 million in 1997 from $10.0 million in 1996. SG&A expenses as a percentage of net sales increased to 5.7% in 1997 from 4.5% in 1996. The increase in SG&A expenses as a percentage of net sales for 1997 compared to 1996 reflects the charges associated with accounts receivable provisions, provision for professional fees related to the investigation of the inventory shortfall, acquisitions made in Ireland and Norcross, Georgia, the continued investment in sales and marketing programs at the Company, and the effects of lower third and fourth quarter 1997 net sales levels affecting full year comparative results. Without the effect of these provisions for accounts receivable and non-recurring professional services, SG&A as a percentage of net sales would have been 4.8% in 1997 compared to 4.5% of net sales in 1996.

  Operating income was a loss of $3.5 million for 1997 compared with operating income of $18.4 million for 1996 as a result of the previously discussed factors.

  Interest and other income, net increased to $2.7 million for 1997 compared with $1.4 million for 1996. The increase in interest and other expense resulted principally from additional borrowings on the Company's line of credit to support working capital requirements.

  The Company recorded a benefit for income taxes of $2.2 million in 1997 compared to a provision for income taxes of $6.8 million in 1996.

Financial Condition, Liquidity and Capital Resources

  The Company had working capital of $70.2 million at December 31, 1998 compared with $35.0 million at December 31, 1997. The $35.2 million increase is primarily due to the classification of the outstanding amount under the Credit Facility as a long-term liability at December 31, 1998. Operating activities provided $9.4 million of cash in 1998 compared with the use of $3.4 million of cash in 1997. Cash was generated by operations in 1998 primarily as a result of the refund of income taxes, the increase in accounts payable balances, and the positive impact of a profitable operation in 1998, offset by the impact of higher trade receivables and inventories at December 31, 1998. Cash provided by operations was used primarily for the acquisition of property and equipment in 1998 of $7.9 million compared with $2.4 million for 1997.

  Accounts receivable increased $28.2 million to $70.5 million as of December 31, 1998 from $42.4 million as of December 31, 1997. The increase reflects higher net sales in the fourth quarter of 1998 as compared to the fourth quarter of 1997, as well as a shift in the requirements of the Company's customers to having a higher proportion of shipments occur nearer to the end of the quarter in 1998 than in 1997. As of December 31, 1998, the Company's accounts receivable days sales outstanding for product shipments measured from date of shipment was approximately 31 days.

  Inventory increased $5.4 million to $45.3 million as of December 31, 1998 from $40.0 million as of December 31, 1997. The increase reflects higher net sales activity levels anticipated in the first quarter of 1999 as compared to net sales activity levels in the first quarter of 1998. Increases for anticipated higher net sales activity levels were offset slightly by inventory management initiatives such as the implementation of in-house stores programs with key distributors, whereby certain distributors of the Company maintain inventory stockrooms on the Company's premises which provide just-in-time purchases of certain components upon issuance to the Company's manufacturing process. It is expected that distributor in-house stores programs will reduce Company owned raw materials requirements during 1999.

  Capital expenditures amounted to $7.9 million in 1998. Of such capital expenditures, $3.0 million related to leasehold improvements for facility expansion at the Company's Hudson, Massachusetts printed circuit board facility, and $2.3 million related to leasehold improvements in the Company's new facility in Ireland. The remaining $2.6 million related primarily to the purchase of various manufacturing equipment, furniture and computer equipment. Capital expenditures are expected to be approximately $3.0 million in 1999.

  In the fourth quarter of 1998, the Company executed a new $55 million Senior Secured Credit Facility ("Credit Facility") to replace the Company's $50 million loan and security agreement then outstanding. This new Credit Facility provides for borrowings up to an aggregate amount of $55 million, limited to a certain percentage of qualified accounts receivable and qualified inventory, of which $39.5 million was utilized at December 31, 1998. An additional $7.8 million was available for use at December 31, 1998 based upon the applicable borrowing base. Interest is payable monthly and the Credit Facility matures in 2001. Through November 30, 1999, the Company may choose an interest rate of either (i) 0% to .75% above the prime rate as announced by the bank, or (ii) 1.75% to 2.75% above the prevailing Eurodollar rate depending upon the average borrowing base availability of the Company. Commencing December 1, 1999, the Company may choose an interest rate of either (i) 0% to .50% above the prime rate as announced by the bank, or (ii) 1.50% to 2.50% above the prevailing Eurodollar rate depending upon the calculated leverage rates of the Company. The Credit Facility requires the Company to maintain certain levels of minimum availability and maximum leverage ratios. In addition to certain other prohibited actions, the Credit Facility also limits capital expenditures by the Company and prohibits the payment of cash dividends on the Company's capital stock. The Company exceeded the limit of capital expenditures for 1998 provided in the Credit Facility. A waiver with regard to the excess has been received from the banks. At December 31, 1998 the interest rate on the Credit Facility was 8.0%.

  The Company entered into a $17 million interest rate swap agreement in the fourth quarter of 1998 simultaneous with the execution of the Credit Facility. The swap agreement provides for payments by the Company of a fixed rate of interest of 6.76% and matures on October 19, 2001. The fair value of the interest rate swap at December 31, 1998 was approximately $(770,000) since the fixed rate of interest of 6.76% was higher than the floating rate.

  The Company was in default as of December 31, 1997 with certain financial covenants under its former loan and security agreement. The Company's banks waived compliance with such covenants as of December 31, 1997. Due to the nature of the financial covenants under such former agreements, in 1997 the Company reclassified all its long-term bank debt of $40.2 million at December 31, 1997 to a current liability.

  The Company has equipment lease lines of approximately $11.3 million available for purchases of manufacturing equipment, computer hardware and software and furniture. In May 1998, the Company entered into a $5.0 million operating lease line agreement for the purchase of certain equipment in the Dublin, Ireland facility. At December 31, 1998 substantially all of this available lease line had been utilized for outstanding commitments.

  The Company's need for, cost of and access to funds are dependent in the long-term on future operating results as well as conditions external to the Company. The Company believes that its current sources of and access to future capital are adequate to support operations for the next twelve months. Because the Company's capital requirements cannot be predicted with certainty, however, there is no assurance that the Company will not require additional financing during this period. There is no assurance that any additional financing will be available on terms satisfactory to the Company.

Year 2000 Readiness Disclosure Statements

  The Company and the companies with which it does business utilize computer software programs and operating systems and embedded technology in the conduct of their operations. Many computer software programs and operating systems and much technology in use today are unable to distinguish between the year 2000 and the year 1900 because they use two-digit shorthand to define the applicable year. This is commonly known as the Year 2000 problem or issue. If the Company does not properly identify and correct its Year 2000 issues prior to January 1, 2000, the operations of the Company could be materially disrupted, due to, among other things, an inability to process transactions, send invoices, receive and record inventory or payments, or engage in similar normal business activities. In addition, the Company's operations could also be significantly disrupted if the companies with which it does business are not Year 2000 compliant on a timely basis, and such failure adversely affects their ability to do business with the Company. Any of these Year 2000 failures or disruptions could have a material adverse effect on the Company's business, financial condition or results of operations.

  To address these issues the Company has undertaken an extensive project to assess and remedy the areas within its business and operations which could be adversely affected by Year 2000 issues, including its information technology ("IT") and non-IT systems and processes. The first phase of the project is (i) to determine the extent of the Company's Year 2000 problem by reviewing all of the Company's hardware, software, equipment and embedded technology to determine if any of this software and technology is not Year 2000 compliant and (ii) to determine whether companies with which it does significant business will be Year 2000 compliant on a timely basis. The next stage in the project is to correct or replace and test all such hardware, software, equipment and embedded technology of the Company and to address the Year 2000 issues identified at the Company's vendors and customers, as appropriate. The project is being conducted by the Company using internal and external resources. Finally, the Company will determine the need to formulate and revise contingency plans based on the results of its assessment and remediation efforts with regard to its own Year 2000 issues as well as those of its customers and suppliers.

  The Company has substantially completed the assessment stage of the project and has commenced the remediation stage. The Company has also begun discussions regarding Year 2000 compliance with its vendors and customers, and has not been informed by any vendor or customer of material Year 2000 compliance problems which are likely to cause a material disruption in the Company's operations. The Company will continue to work with its vendors and customers to identify any possible issues, including testing interfaces and site audits.

  Based on its review to date, the Company expects the total cost of its Year 2000 assessment and remediation project to be approximately $1.7 million, of which approximately $0.3 million has been expensed to date. The Company's current expectations regarding the total cost of its Year 2000 project are subject to change as the project progresses and more detailed information is developed regarding the remediation efforts necessary to make the Company Year 2000 compliant on a timely basis. The sources of the funds for the Company's Year 2000 project are operating cash flow and available equipment lease-lines. No other material Company IT project has been deferred as a result of the Year 2000 project. The Company currently does not believe that internal Year 2000 issues will have a material adverse effect on the Company's business.

  The Company has identified its significant systems which could be adversely affected by Year 2000 issues to be: (i) manufacturing equipment (including SMT lines) and testing equipment, (ii) integrated enterprise resource planning ("ERP") systems and networking software and equipment used in its Massachusetts, Atlanta and Ireland facilities, and (iii) electronic commerce capabilities. The Company has obtained certifications from its equipment vendors indicating that its critical manufacturing and testing equipment is Year 2000 compliant. The Company plans to test its critical equipment by June 30, 1999. The Company has installed a vendor-certified Year 2000 compliant version of ERP software in its Massachusetts facilities. The Company plans to test such ERP software by June 30, 1999. The version of the ERP software used by the Company's Atlanta facility is certified as Year 2000 compliant by the vendor and was installed and tested by the Company in February 1999. The ERP systems used in the Company's Ireland facility is not Year 2000 compliant and cannot be upgraded. The Company has purchased the version of the vendor-certified Year 2000 compliant software utilized in the Atlanta facility and has engaged the software vendor to assist in implementing the new ERP system in its Ireland facility. The project plan provides for a completion date of June 14, 1999. All network software and electronic commerce capabilities are in the remediation phase with completion of testing and contingency planning scheduled for June 30, 1999. For the above identified applications, the Company is developing manual process procedures as a contingency plan.

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

Newly Issued Accounting Standard

  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the financial statements of the Company. The Company will adopt this accounting standard on January 1, 2000, as required.

Cautionary Statements

  The Private Securities Litigation Reform Act of 1995 (the "Act") contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information, which involve risk and uncertainties. Any statements in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning the Company's Year 2000 plans, expectations, compliance and cost, the characteristics and growth of the Company's market and customers, the Company's expectations, objectives and plans for future operations, the Company's ability to effectively manage the costs of the manufacturing processes, and the Company's expected results of operations, financial condition, liquidity and capital resources). The following cautionary statements should be considered carefully in evaluating the Company and its business. The factors discussed in these cautionary statements, among other factors, could cause actual results to differ materially from those contained in the forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the safe harbor provisions of the Act.

 Customer and Market Concentration; Dependence on Electronics Industry

  For 1998, the Company's five largest customers accounted for approximately 68% of net sales. Three customers accounted for in excess of 10% of net sales individually in 1998. Sales to Ascend, EMC and Bay Networks were approximately 19%, 18%, and 16%, respectively, of the Company's net sales for 1998. In 1997, the Company's five largest customers accounted for approximately 70% of the Company's net sales. Sales to Bay Networks, Ascend and EMC were approximately 31%, 13%, and 13%, respectively, of the Company's net sales for 1997. The Company's results will depend to a significant extent on the success achieved by its OEM customers in marketing their products and the Company's ability to diversify its customer base in order to reduce its reliance on particular customers. There can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all, or that the Company will be able to consistently expand its customer base to make up any sales shortfalls from such major customers and increase overall revenue. The loss of one or more major customers, a significant reduction in purchases from such customers, discontinuance by any major customer of products manufactured by the Company, the failure to expand its customer base or developments adverse to the Company's customers or their products could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company could be adversely affected if a major customer were unable or unwilling to pay for products and services on a timely basis or at all.

  The Company's customer base has historically been concentrated in a limited number of segments within the electronics industry. Net sales to customers within the networking and telecommunications segment accounted for over 50% of the Company's net sales in each of 1996, 1997 and 1998. These industry segments, and the electronics industry as a whole, are subject to intense competition, consolidation, rapid technological changes, significant fluctuations in product demand, relatively short product life-cycles, and consequent product obsolescence. Developments adverse to such industry segments could have a material negative effect on the Company. The industry segments served by the Company are also subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. In addition, the Company cannot predict whether Year 2000 concerns will adversely affect demands or spending patterns for its customers' products, thereby adversely affecting demand for the Company's services. A recessionary period or other event leading to excess capacity or downturn affecting the electronics industry generally or one or more of the industry segments served by the Company would likely result in intensified price competition, reduced gross margins and a decrease in net sales, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

 Fluctuations in Operating Results

  The Company's operating results have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. The variability of the level and timing of orders from, and shipments to, major customers may result in significant periodic and quarterly fluctuations in the Company's results of operations. A substantial portion of net sales in a given quarter may depend on obtaining and fulfilling orders for assemblies to be manufactured and shipped in the same quarter in which those orders are received. Further, a significant portion of net sales in a given quarter may depend on assemblies configured, completed, packaged and shipped in the final weeks of such quarter. In addition to the variability resulting from the short-term nature of its customers' commitments, other factors have contributed, and may in the future contribute, to such fluctuations. These factors include, among other things, customers' announcements and introductions of new products or new generations of products, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, cost effectiveness in managing manufacturing processes, changes in costs and availability of labor and components, efficiencies achieved by the Company in managing inventory and fixed assets, a shift in the Company's product assembly mix which results in fluctuating margins, capacity utilization, inventory obsolescence, currency exchange rate movements, acquisitions and related charges and expenses, competition in the electronics manufacturing services market, trends in the electronics industry and changes or anticipated changes in economic conditions. An interruption in manufacturing resulting from shortages of parts or equipment, fire, earthquake or other natural disaster, equipment failure or otherwise could have a material adverse effect on the Company's business, financial condition and results of operations. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's operating expenses are relatively fixed, any unanticipated shortfall in revenue in a quarter may have a material adverse impact on the Company's business, financial condition and results of operations for that quarter. Management's failure to cost effectively manage its manufacturing processes and manage inventory levels also could have a material adverse effect on the Company's business, financial condition and results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

  As a result of the foregoing or other factors, it is possible that in some future period the Company's results of operations will fail to meet the expectations of securities analysts or investors, and the price of the Common Stock would then be materially and adversely affected.

 Competition

  The electronics manufacturing services industry is highly competitive. The Company competes against numerous U.S. and foreign electronics manufacturing services providers with global operations. The Company also faces competition from a number of electronics manufacturing services providers who operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Certain of the Company's competitors have substantially greater manufacturing, financial, systems, sales and marketing resources than the Company. Also, due to the consolidation trend within the industry, the Company faces larger and more geographically diverse competitors who have combined resources with which to compete against the Company. In addition, these competitors may have the ability to respond more quickly to new or emerging technologies, may adapt more quickly to changes in customer requirements and may devote greater resources to the development, promotion and sale of their services than the Company. The Company may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power from component suppliers or who have lower cost structures. The Company's manufacturing processes are generally not subject to significant proprietary protection, and companies with significant resources or international operations may enter the market. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that the principal competitive factors in the segments of the electronics manufacturing services industry in which it operates are technology, service, manufacturing capability, quality, geographic location, price, reliability, timeliness in delivering finished products and flexibility in adapting to customers' needs. There can be no assurance that competition from existing or potential competitors will not have a material adverse effect on the Company's business, financial condition and results of operations.

 Management of Growth

  The Company has grown rapidly in recent years and expects to continue to expand its operations. Such growth has placed, and will continue to place, significant strain on the Company's management, operations, technical, financial, systems, marketing and other resources. The Company's ability to manage its growth will require it to continue to invest in its operational, financial and management information systems, as well as to develop further the management skills of its managers and supervisors and to retain, motivate and effectively manage its employees. In addition, as a result of the inventory shortfall occurring in the fourth quarter of 1997, the Company has reviewed and continues to review its security procedures and operating and financial controls and, based upon such review, has implemented enhanced security systems and inventory work-in-process tracking systems and expects to continue to identify opportunities to implement enhanced procedures and controls. There can be no assurance, however, that the controls implemented by management will result in the cost savings anticipated by management. If the Company's management is unable to manage growth effectively, the quality of the Company's services and products, its ability to retain key personnel and its results of operations could be materially and adversely affected. Competition for personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future, especially senior managers, engineering and sales personnel. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statements-- Acquisitions and Geographic Expansion" and "--Dependence Upon Key Personnel and Skilled Employees."

 Acquisitions and Geographic Expansion

  In June 1997, the Company acquired substantially all of the assets and liabilities of Electronic Systems International, located in Norcross, Georgia. The acquired company provides electronics manufacturing services, primarily consisting of PCB assembly, electro-mechanical subassembly and total systems assembly to customers based primarily in the Southeastern United States. Also in June 1997, the Company completed the acquisition of Advanced Component Technologies Limited (f.k.a. SignMax Limited) located in Dublin, Ireland. Advanced Component Technologies Limited (f.k.a. SignMax Limited) provides electronics manufacturing services primarily consisting of cable and harness assembly. The Company has limited experience in managing geographically dispersed operations, in integrating acquired companies into its operations, in expanding the scope of operations of acquired businesses, and in operating in the Southeastern United States or internationally. Therefore, there can be no assurance that the Company will operate the acquired businesses profitably in the future.

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

 Expansion of Facilities and Manufacturing Capacity

  The Company believes its long-term competitive position depends in part on its ability to increase manufacturing capacity. The Company may obtain such additional capacity through acquisitions or through expansion of its current facilities. The acquisition and expansion of additional facilities from time to time will require substantial additional capital, and there can be no assurance that such capital will be available. Further, there can be no assurance that the Company will be able to acquire sufficient capacity or successfully integrate and manage such additional facilities. In addition, the Company's expansion of its manufacturing capacity has significantly increased its fixed costs, and the future profitability of the Company will depend on its ability to utilize its manufacturing capacity in an effective manner. The failure to obtain sufficient capacity or to successfully integrate and manage additional manufacturing facilities could adversely impact the Company's relationships with its customers, limit the Company's growth opportunities and materially and adversely affect the Company's business, financial condition and results of operations. See "Item 2. Properties."

 Availability of Key Components

  The Company and many of its customers rely on a single or limited number of third-party suppliers for many components used in the assembly process. The Company does not have any long-term supply agreements. Shortages of certain electronic components have occurred from time to time. In addition, due to the Company's utilization of just-in-time inventory techniques, the timely availability of many components to the Company is dependent on the Company's ability to continuously develop accurate forecasts of customer volume requirements. Component shortages could result in manufacturing and shipping delays or increased component prices that could have a material adverse effect on the Company's business, financial condition and results of operations. To the extent that the Company is unable to timely obtain key components for the reasons cited above or otherwise, the Company's business, financial condition and results of operations could be materially and adversely affected. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statements--Risks of International Operations."

 Technological Change and Process Development

  The market for the Company's manufacturing services is characterized by rapidly changing technology and evolving process development. The continued success of the Company's business will depend in large part upon its ability to maintain and enhance its technological capabilities, develop and market manufacturing services which meet changing customer needs and successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis. Although management believes that the Company's operations utilize the assembly and testing technologies and equipment currently required by the Company's customers, there can be no assurance that the Company's process development efforts will be successful or that the emergence of new technologies, industry standards or customer requirements will not render the Company's equipment, inventory or processes obsolete or noncompetitive. In addition, to the extent that the Company determines that new assembly and testing technologies and equipment are required to remain competitive, the acquisition and implementation of such technologies and equipment may require significant expense or capital investment by the Company. There can be no assurance that such additional capital will be available on terms satisfactory to the Company or at all.

 Risks of International Operations

  The Company acquired in 1997 and then expanded operations in Dublin, Ireland and may in the future expand into other geographic regions. The Company also purchases a significant number of components manufactured in foreign countries. Because of the scope of its international operations, the Company is subject to numerous risks, including economic or political disruptions and instability, transportation delays and interruptions, foreign exchange rate fluctuations, employee turnover and labor unrest, longer payment cycles, greater difficulty in collecting accounts receivable, and less developed infrastructure, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Changes in policies by the U.S. or foreign governments resulting in, among other things, increased duties, increased regulatory requirements, higher taxation, currency conversion limitations, restrictions on the transfer of funds, the imposition of tariffs, or limitations on imports or exports could also have a material adverse effect on the Company's business, financial condition and results of operations. The Company could also be adversely affected if the current policies encouraging foreign investment or foreign trade by its host countries were to be reversed.

 Litigation

  On February 27, 1998, the Company and certain of the Company's officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the District of Massachusetts. The complaint was then amended on October 16, 1998. The plaintiffs purport to represent a class of all persons who purchased or otherwise acquired the Company's Common Stock in the period from April 17, 1997 through March 31, 1998. The amended complaint alleges, among other things, that the defendants knowingly made misstatements to the investing public about the value of the Company's inventory and the nature of its accounting practices. On December 15, 1998, the Company filed a motion to dismiss the case in its entirety based on the pleadings. The Company's motion to dismiss has been fully briefed by both sides, and oral argument is scheduled for April 1999. The Company believes the claims asserted in the amended complaint are without merit and intends to continue to defend itself vigorously in this action. The Company further believes that this litigation will not have a material adverse effect on the Company's business and results of operations, although there can be no assurance as to the ultimate outcome of these matters.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to changes in interest rates and foreign currency exchange primarily in its cash, debt and foreign currency transactions. The Company does not hold derivative financial instruments for trading or speculative purposes. A discussion of the Company's accounting policies for derivative financial instruments is included in the Summary of Significant Accounting Policies in Note 1 of Notes to the Company's Consolidated Financial Statements. Additional information relating to financial instruments and debt is included in Note 5--Note Payable Bank.

  The Company has a $55 million Senior Secured Credit Facility ("Credit Facility") which bears interest at a variable interest rate. The Company has also entered into a $17 million interest rate swap agreement which matures in October 2001 and is classified as held for purposes other than trading, in order to reduce the impact of fluctuating interest rates on its Credit Facility. Under this swap agreement, the Company agrees with the counterpart to pay fixed rate payments on a monthly basis, based upon an annual interest rate of 6.76% in exchange for receiving variable rate payments, on a monthly basis, calculated on an agreed-upon notional amount. Net interest payments or receipts from interest rate swaps are recorded as adjustments to interest expense in the Company's Consolidated Statement of Operations. The Company's exposure related to adverse movements in interest rates is primarily derived from the variable rate on the remainder of the Company's Credit Facility. As of December 31, 1998, $17 million of the outstanding balance of $39.5 million under the Credit Facility was at a rate of 6.76% and the remainder of the Credit Facility was at an 8.0% interest rate. Based on the portion of this balance in excess of $17 million, an adverse change of one percent in the interest rate would cause a change in interest expense of approximately $225,000 on an annual basis.

  The foreign currency to which the Company has exchange rate exposure is the Irish punt. International operations do not constitute a significant portion of the revenues of the Company and therefore this exposure is not considered material to the Company.

  Based on a hypothetical ten percent adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of the risk-sensitive financial instruments and cash flows are immaterial. However, the actual effects of interest rates and foreign currency exchange rates may differ materially from the hypothetical analysis.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

  The Company's Consolidated Financial Statements and the Independent Auditors' Report thereon are presented in the following pages. The Consolidated Financial Statements filed in Item 8 are as follows:

  Independent Auditors' Report

  Consolidated Balance Sheets as of December 31, 1998 and 1997

  Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

  Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 1998, 1997 and 1996

  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

  Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

  Notes to Consolidated Financial Statements

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
ACT Manufacturing, Inc.:

  We have audited the accompanying consolidated balance sheets of ACT Manufacturing, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the consolidated financial statement schedule listed in the index at Item 14. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 26, 1999

                            ACT MANUFACTURING, INC.

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997

                                                         1998          1997
                                                     ------------  ------------
                       ASSETS
Current Assets:
  Cash and cash equivalents......................... $  5,388,537  $  5,165,197
  Accounts receivable trade (less allowance for
   doubtful accounts of $1,151,000 in 1998 and
   $2,030,000 in 1997)                                 70,546,435    42,361,878
  Inventory.........................................   45,336,768    39,950,859
  Prepaid expenses and other assets.................    2,204,173     1,194,731
  Income taxes refundable...........................          --      8,417,111
  Deferred tax asset................................    1,359,626     1,509,000
                                                     ------------  ------------
    Total current assets............................  124,835,539    98,598,776
Property and Equipment--Net.........................   13,489,424     8,005,742
Goodwill--Net.......................................    5,505,964     6,129,527
Other Assets--Net...................................    1,538,050       805,443
                                                     ------------  ------------
    Total........................................... $145,368,977  $113,539,488
                                                     ============  ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Note payable bank................................. $        --   $ 40,206,410
  Accounts payable..................................   50,592,094    18,556,645
  Accrued compensation and related taxes............    1,463,526     1,657,610
  Income tax payable................................      504,755           --
  Accrued expenses and other........................    2,099,950     3,130,562
                                                     ------------  ------------
    Total current liabilities.......................   54,660,325    63,551,227
                                                     ------------  ------------
Other Long-Term Liabilities.........................      976,990       729,668
                                                     ------------  ------------
Note Payable Bank...................................   39,497,836           --
                                                     ------------  ------------
Commitments and Contingencies (Notes 12 and 14)
Stockholders' Equity:
  Preferred stock--$.01 par value; authorized,
   5,000,000 shares; issued and outstanding, none...          --            --
  Common stock--$.01 par value; authorized,
   20,000,000 shares; issued and
   outstanding, 9,058,500 shares in 1998 and
   9,062,946 shares in 1997.........................       90,585        90,629
  Additional paid-in capital........................   39,204,973    39,327,194
  Accumulated other comprehensive income (loss).....     (179,750)        4,307
  Retained earnings.................................   11,118,018     9,836,463
                                                     ------------  ------------
    Total stockholders' equity......................   50,233,826    49,258,593
                                                     ------------  ------------
      Total......................................... $145,368,977  $113,539,488
                                                     ============  ============

                See notes to consolidated financial statements.

                            ACT MANUFACTURING, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 1998, 1997 and 1996

                                          1998          1997          1996
                                      ------------  ------------  ------------
Net sales...........................  $290,529,091  $264,654,208  $225,900,182
Cost of goods sold..................   271,310,626   253,122,066   197,529,503
                                      ------------  ------------  ------------
Gross profit........................    19,218,465    11,532,142    28,370,679
Selling, general and administrative
 expenses...........................    14,686,751    15,061,975    10,016,851
                                      ------------  ------------  ------------
Operating income (loss).............     4,531,714    (3,529,833)   18,353,828
                                      ------------  ------------  ------------
Other income (expense):
  Interest expense..................    (2,334,350)   (2,659,323)   (1,555,697)
  Other, net........................        92,794       (46,593)      131,783
                                      ------------  ------------  ------------
    Total...........................    (2,241,556)   (2,705,916)   (1,423,914)
                                      ------------  ------------  ------------
Income (loss) before provision for
 income taxes.......................     2,290,158    (6,235,749)   16,929,914
Benefit (provision) for income
 taxes..............................    (1,008,603)    2,229,000    (6,773,000)
                                      ------------  ------------  ------------
Net income (loss)...................  $  1,281,555  $ (4,006,749) $ 10,156,914
                                      ============  ============  ============
Basic net income (loss) per common
 share..............................  $       0.14  $      (0.45) $       1.16
                                      ------------  ------------  ------------
Diluted net income (loss) per common
 share..............................  $       0.14  $      (0.45) $       1.13
                                      ------------  ------------  ------------
Weighted average shares
 outstanding--basic.................     9,062,576     8,951,688     8,762,233
                                      ------------  ------------  ------------
Weighted average shares
 outstanding--diluted...............     9,199,184     8,951,688     9,012,495
                                      ============  ============  ============

--------------------------------------------------------------------------------

                            ACT MANUFACTURING, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                  Years Ended December 31, 1998, 1997 and 1996

                                           1998          1997           1996
                                       ------------  -------------  ------------
Net income (loss)..................... $  1,281,555  $  (4,006,749) $ 10,156,914
Other comprehensive income (loss):
  Foreign currency translation
   adjustment.........................     (184,057)         4,307           --
                                       ------------  -------------  ------------
Comprehensive income (loss)........... $  1,097,498  $  (4,002,442) $ 10,156,914
                                       ============  =============  ============

                See notes to consolidated financial statements.

                            ACT MANUFACTURING, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years Ended December 31, 1998, 1997 and 1996

                         $.01 Par                Accumulated
                          Value    Additional       Other                      Total
                          Common     Paid-in    Comprehensive  Retained    Stockholders'
                          Stock      Capital    Income (Loss)  Earnings       Equity
                         --------  -----------  ------------- -----------  -------------
Balance, January 1,
 1996................... $87,132   $31,914,331    $     --    $ 3,686,298   $35,687,761
  Net income............     --            --           --     10,156,914    10,156,914
  Net proceeds from sale
   of stock.............   1,040       522,721          --            --        523,761
  Income tax benefit
   from employees'
   exercise of stock
   options..............     --        763,625          --            --        763,625
                         -------   -----------    ---------   -----------   -----------
Balance, December 31,
 1996...................  88,172    33,200,677          --     13,843,212    47,132,061
  Net loss..............     --            --           --     (4,006,749)   (4,006,749)
  Net proceeds from sale
   of stock.............     552       503,438          --            --        503,990
  Issuance of stock for
   acquisition .........   1,905     5,248,095          --            --      5,250,000
  Cumulative foreign
   currency Translation
   adjustments..........     --            --         4,307           --          4,307
  Income tax benefit
   from employees'
   exercise of stock
   options..............     --        374,984          --            --        374,984
                         -------   -----------    ---------   -----------   -----------
Balance, December 31,
 1997...................  90,629    39,327,194        4,307     9,836,463    49,258,593
  Net income............     --            --           --      1,281,555     1,281,555
  Cumulative foreign
   currency translation
   adjustments..........     --            --      (184,057)          --       (184,057)
  Cancellation of common
   stock from
   acquisition escrow...     (44)     (122,221)         --            --       (122,265)
                         -------   -----------    ---------   -----------   -----------
Balance, December 31,
 1998................... $90,585   $39,204,973    $(179,750)  $11,118,018   $50,233,826
                         =======   ===========    =========   ===========   ===========



                See notes to consolidated financial statements.

                            ACT MANUFACTURING, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1998, 1997 and 1996

                                           1998          1997          1996
                                       ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)...................  $  1,281,555  $ (4,006,749) $ 10,156,914
 Adjustment to reconcile net income
  (loss) to net cash provided by
  (used for) operating activities:
  Depreciation and amortization......     2,649,250     1,781,667     1,117,966
  Deferred income taxes..............       149,374       (22,000)     (982,000)
  Provision for doubtful accounts....     1,925,000     1,805,000        20,169
  Loss on disposal of fixed assets...       140,625           --            --
  Increase (decrease) in cash from:
   Accounts receivable--trade........   (30,109,557)      155,175   (21,909,379)
   Inventory.........................    (5,385,909)   16,365,565   (23,606,811)
   Prepaid expenses and other
    assets...........................    (1,009,442)   (1,573,433)     (254,881)
   Accounts payable..................    32,035,449    (9,655,635)    5,666,094
   Accrued compensation and related
    taxes............................      (194,084)      130,026       693,453
   Income tax refundable (payable)...     8,921,866    (9,976,944)    2,048,589
   Accrued expenses and other........      (978,767)    1,579,289     1,026,905
                                       ------------  ------------  ------------
    Net cash provided by (used for)
     operating activities............     9,425,360    (3,418,039)  (26,022,981)
                                       ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and
  equipment..........................    (7,945,817)   (2,432,380)   (3,026,585)
 (Increase) decrease in other
  noncurrent assets..................      (632,012)     (152,661)       98,303
 Proceeds from the sale of property
  and equipment......................        72,963           --            --
 Acquisitions, net of cash acquired..           --     (2,387,938)          --
                                       ------------  ------------  ------------
    Net cash used for investing
     activities......................    (8,504,866)   (4,972,979)   (2,928,282)
                                       ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under line-of-credit
  agreements.........................   255,404,553   243,631,547   167,079,696
 Repayments under line-of-credit
  agreements.........................  (256,113,127) (233,885,125) (140,624,721)
 Repayments of other long-term
  liabilities........................      (287,863)   (1,790,386)      (70,258)
 Receipt of deferred revenue.........       483,340           --            --
 Net proceeds from sale of stock.....           --        503,990       523,761
                                       ------------  ------------  ------------
    Net cash (used for) provided by
     financing activities............      (513,097)    8,460,026    26,908,478
                                       ------------  ------------  ------------
EFFECT OF EXCHANGE RATE CHANGES ON
 CASH AND EQUIVALENTS................      (184,057)       41,823           --
                                       ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS....................       223,340       110,831    (2,042,785)
CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR.............................     5,165,197     5,054,366     7,097,151
                                       ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, END OF
 YEAR................................  $  5,388,537  $  5,165,197  $  5,054,366
                                       ============  ============  ============

                 See notes to consolidated financial statements

                            ACT MANUFACTURING, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

  Nature of Business--ACT Manufacturing, Inc. and Subsidiaries (the "Company") provide value-added electronics manufacturing services for original equipment manufacturers in the networking and telecommunications, computer, industrial and medical equipment markets. The Company provides OEMs with complex printed circuit board assembly primarily utilizing advanced surface mount technology, mechanical and molded cable and harness assembly, electro-mechanical subassembly, and total system assembly and integration.

  Principles of Consolidation--The consolidated financial statements include the accounts of ACT Manufacturing, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

  Translation of Foreign Currency--The Company translates financial statements denominated in foreign currency by translating balance sheet accounts at the end of period exchange rate and statement of operations accounts at the average exchange rate for the period. Translation gains and losses are recorded as a separate component of stockholders' equity in accumulated other comprehensive income (loss) and transaction gains and losses are reflected in other income (loss).

  Use of Estimates--The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Estimates include such items as reserves for accounts receivable and inventory, useful lives of other assets, goodwill, property and equipment, and accrued liabilities.

  Fair Value of Financial Instruments--Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. The Company's bank debt, because it carries a variable interest rate, is also stated at its approximate fair market value.

  Derivatives--The Company has entered into an interest rate swap that qualifies as a matched swap that is linked by designation with a balance sheet liability and has opposite interest rate characteristics of such balance sheet item. Matched interest rate swaps qualify for settlement accounting. Under settlement accounting, periodic net cash settlements under the swap agreement are recognized in income on an accrual basis. These settlements are offset against interest expense in the consolidated statements of operations.

  Revenue Recognition--Revenue is recognized upon shipment of the product.

  Cash and Cash Equivalents--For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a remaining maturity of three months or less to be cash equivalents.

  Inventory--Inventory is valued at the lower of cost or market using the first-in, first-out ("FIFO") method.

  Property and Equipment--Purchased property and equipment is recorded at cost. Capital lease property and equipment is recorded at the lesser of cost or the present value of the minimum lease payments required. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets (five to seven years) and over the terms of the related leases (five years).

  Goodwill--Goodwill is being amortized on a straight-line basis over fifteen years.

  Other Assets--Other assets include cash surrender value of officer's life insurance and noncompete agreements. The noncompete agreements are being amortized over three to ten years.

                            ACT MANUFACTURING, INC.

  Warranty--The Company generally warrants that its hardware assemblies will be free from defects in workmanship for 12 months and passes on to the customer any warranties provided by component manufacturers and material suppliers to the extent permitted. Warranty costs have not been material to date, and accordingly, no reserves have been provided for.

  Income Taxes--The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This Statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse.

  Stock Based Compensation--As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock option grants using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

  Net Income (Loss) Per Common Share--Basic net income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution if common equivalent shares outstanding (common stock options) were exercised or converted into common stock unless the effects of such equivalent shares were antidilutive.

  A reconciliation of shares used in the earnings per share ("EPS") calculation is as follows:

                                           Income (loss)    Shares     Per Share
                                            (Numerator)  (Denominator)  Amount
                                           ------------- ------------- ---------
                                              (000s)         (000s)
1998
Basic EPS.................................   $  1,282        9,063      $ 0.14
                                             ========                   ======
Stock options.............................                     136
                                                             -----
Diluted EPS...............................   $  1,282        9,199      $ 0.14
                                             ========        =====      ======
1997
Basic and diluted EPS.....................   $ (4,007)       8,952      $ (.45)
                                             ========        =====      ======
1996
Basic EPS.................................   $ 10,157        8,762      $ 1.16
                                             ========                   ======
Stock options.............................                     250
                                                             -----
Diluted EPS...............................   $ 10,157        9,012      $ 1.13
                                             ========        =====      ======

  Options to purchase 557,200 and 892,364 shares of common stock were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted EPS because of either the net loss in 1997 or because the option's exercise price was greater than the average market price of the common stock and, therefore, their effect would be antidilutive.

                            ACT MANUFACTURING, INC.

  Supplemental Cash Flow Information--Selected cash payments and noncash activities were as follows:

                                                 1998       1997        1996
                                              ---------- ----------  ----------
Cash paid for interest....................... $2,518,781 $2,435,000  $1,446,000
Cash refunded from (paid for) income taxes...  8,314,000 (7,935,000) (5,713,000)
Noncash investing and financing activities:
  Reduction in income taxes payable for
   disqualifying common stock dispositions...        --     374,984     736,625
  Assets acquired in exchange for common
   stock.....................................        --   5,250,000         --
  Reduction of goodwill upon cancellation of
   common stock from acquisition escrow......    122,265        --          --

  Comprehensive Income--The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. SFAS No. 130 requires the reporting of comprehensive income, which in the case of the Company, is the combination of reported net income and the change in the cumulative translation adjustment, which is a component of stockholders' equity.

  Segments--Effective January 1, 1998 the Company adopted provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The standard requires the reporting of certain information about operating segments including the basis for the presentation and segment profit or loss. The disclosures relating to this statement are included in Note 13.

  Reclassifications--Certain reclassifications have been made to the 1997 consolidated financial statements to conform with 1998 presentation.

  Recently Issued Financial Accounting Standard--In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company. The Company will adopt this accounting standard on January 1, 2000, as required.

2. Acquisitions

  Effective June 9, 1997, the Company acquired substantially all of the assets and liabilities of Electronics Systems International ("ESI") located in Norcross, Georgia. ESI is a contract manufacturer to customers throughout the southeastern United States. Under the terms of the purchase agreement, the Company acquired assets and liabilities of ESI in exchange for 190,546 shares of the Company's common stock plus acquisition costs. In 1998 the Company cancelled 4,446 shares previously issued and held in escrow. The per share market value of the Company's common stock on the date of the purchase was $27.50.

  Effective June 10, 1997, the Company acquired substantially all of the outstanding stock of Advanced Component Technologies Limited (f.k.a. SignMax Limited), a cable and harness manufacturing company based in Dublin, Ireland. Under the terms of the purchase agreement, approximately 82% of the outstanding common shares of Advanced Component Technologies Limited (f.k.a. SignMax Limited) were acquired for cash of $1,000,000 plus acquisition costs.

  Effective June 27, 1997, the Company acquired all of the outstanding stock of SignMax America, LLC, which owned the remaining 18% of Advanced Component Technologies Limited (f.k.a. SignMax Limited). Under the terms of the purchase agreement, 100% of the outstanding common shares were acquired for cash of $460,000 and the assumption of $575,000 in notes payable.

                            ACT MANUFACTURING, INC.

  The transactions were accounted for as purchases in accordance with APB Opinion No. 16 "Business Combinations" as follows:

Details of Acquisitions:
  Cash paid, net of cash acquired.................................. $ 1,454,480
  Acquisition expenses.............................................     939,025
                                                                    -----------
    Total cash paid................................................   2,393,505
  Common stock issued..............................................   5,250,000
                                                                    -----------
    Total cash paid and common stock issued........................   7,643,505
  Liabilities assumed..............................................   4,334,315
                                                                    -----------
    Total purchase price of acquisitions...........................  11,977,820
  Fair value of assets acquired....................................   5,609,230
                                                                    -----------
    Excess of purchase price over net assets....................... $ 6,368,590
                                                                    ===========

  The Company attributes the goodwill to the expected ability to expand sales in these new geographic markets, utilizing the acquired existing business infrastructure, and geographic market presence as a basis for expansion. Accumulated amortization amounted to approximately $640,000 and $239,000 at December 31, 1998 and 1997, respectively. The operating results of the acquired businesses from the dates of purchases are included in the Company's Consolidated Statement of Operations for the year ended December 31, 1997. The Consolidated Statement of Operations for the year ended December 31, 1998 includes a full year of operations of the acquired businesses. Pro forma information has not been provided, as the operations of the acquired businesses were not material to the consolidated results of operations or financial position of the Company in 1997 and 1996.

3. Inventory

  Inventory consisted of the following at December 31:

                                                           1998         1997
                                                       ------------ ------------
Raw materials......................................... $ 32,486,190 $ 27,903,435
Work in process.......................................   10,873,591   11,370,378
Finished goods........................................    1,976,987      677,046
                                                       ------------ ------------
  Total............................................... $ 45,336,768 $ 39,950,859
                                                       ============ ============

4. Property And Equipment

  Property and equipment consisted of the following at December 31:

                                                          1998         1997
                                                       -----------  -----------
Leasehold improvements................................ $ 6,043,003  $ 2,869,522
Equipment.............................................   7,349,340    6,181,792
Office furniture and equipment........................   4,923,249    3,467,301
Vehicles..............................................     143,536      143,536
Construction-in-progress..............................   2,687,139    1,059,703
                                                       -----------  -----------
  Total property and equipment........................  21,146,267   13,721,854
Less accumulated depreciation and amortization........  (7,656,843)  (5,716,112)
                                                       -----------  -----------
  Property and equipment--net......................... $13,489,424  $ 8,005,742
                                                       ===========  ===========

  Included in property and equipment is equipment held under capital leases with a net carrying value of $580,950 and $821,638 at December 31, 1998 and 1997, respectively.

  The Company has capitalized interest in the amount of $171,000 in 1998 related to the construction-in-progress.

                            ACT MANUFACTURING, INC.

5. Note Payable Bank

  In the fourth quarter of 1998, the Company executed a new $55 million Senior Secured Credit Facility ("Credit Facility") to replace the Company's $50 million loan and security agreement then outstanding. This new Credit Facility provides for borrowings up to an aggregate amount of $55 million, limited to a certain percentage of qualified accounts receivable and qualified inventory, of which $39.5 million was utilized at December 31, 1998. An additional $7.8 million was available for use at December 31, 1998 based upon the applicable borrowing base. Interest is payable monthly and the Credit Facility matures in 2001. Through November 30, 1999, the Company may choose an interest rate of either (i) 0% to .75% above the prime rate as announced by the bank, or (ii) 1.75% to 2.75% above the prevailing Eurodollar rate depending upon the average borrowing base availability of the Company. Commencing December 1, 1999, the Company may choose an interest rate of either (i) 0% to .50% above the prime rate as announced by the bank, or (ii) 1.50% to 2.50% above the prevailing Eurodollar rate depending upon the calculated leverage rates of the Company. The Credit Facility requires the Company to maintain certain levels of minimum availability and maximum leverage ratios. In addition to certain other prohibited actions, the Credit Facility also limits capital expenditures by the Company and prohibits the payment of cash dividends on the Company's capital stock. At December 31, 1998 the interest rate on the Credit Facility was 8.0%.

  At December 31, 1998 the Company was not in compliance with the capital expenditure covenant of its Credit Facility. The Company has received a waiver from the bank relating to this covenant.

  The Company was in default as of December 31, 1997 with certain financial covenants under its former loan and security agreement. The Company's banks waived compliance with such covenants as of December 31, 1997. Due to the nature of the financial covenants, the Company reclassified all its long-term bank debt of $40.2 million at December 31, 1997 to a current liability.

  The Company entered into a $17 million interest rate swap agreement in the fourth quarter of 1998 simultaneous with the execution of the Credit Facility. The swap agreement provides for payments by the Company at a fixed rate of interest of 6.76% and matures on October 19, 2001. The fair value of the interest rate swap at December 31, 1998 was approximately $(770,000) since the fixed rate of interest of 6.76% was higher than the floating rate.

6. Other Long-Term Liabilities

  Other long-term liabilities consisted of the following at December 31:

                                                             1998       1997
                                                          ---------- ----------
Noncompete covenant...................................... $  302,779 $  349,954
Deferred revenue.........................................    483,340        --
Capital leases--equipment................................    580,950    821,638
                                                          ---------- ----------
  Total..................................................  1,367,069  1,171,592
Less current portion.....................................    390,079    441,924
                                                          ---------- ----------
  Other long-term liabilities............................ $  976,990 $  729,668
                                                          ========== ==========

  Noncompete Covenant--In 1993, the Company entered into an agreement with its former sole stockholder, which provides for monthly payments over a ten-year period, in return for a promise not to compete. The liability is recorded at the present value of the required future payments at an interest rate of 8%.

  Deferred Revenue--The Company received a $483,340 grant in the fourth quarter of 1998 under an agreement with the Ireland Industrial Development Agency. The $483,340 payment has been recorded as

                            ACT MANUFACTURING, INC.

deferred revenue at December 31, 1998 since the Company will be required to return the grant if certain conditions such as employment level are not met by December 31, 2002.

  Equipment Leases--The Company leases certain equipment used in its manufacturing operations under capital lease agreements that expire through 2003.

  Other long-term liabilities at December 31, 1998 are due as follows:

                                       Noncompete  Capital  Deferred
                                        Covenant   Leases   Revenue    Total
                                       ---------- --------- -------- ----------
1999.................................. $  79,345  $ 363,282 $    --  $  442,627
2000..................................    85,691    171,728      --     257,419
2001..................................    92,547     84,927      --     177,474
2002..................................    99,950     13,735  483,340    597,025
2003..................................       --       7,523      --       7,523
                                       ---------  --------- -------- ----------
  Total...............................   357,533    641,195  483,340  1,482,068
Less amount representing interest.....    54,754     60,245      --     114,999
                                       ---------  --------- -------- ----------
Present value of minimum payments.....   302,779    580,950  483,340  1,367,069
Less current portion..................    57,188    332,891      --     390,079
                                       ---------  --------- -------- ----------
  Other long-term liabilities......... $ 245,591  $ 248,059 $483,340 $  976,990
                                       =========  ========= ======== ==========

7. Income Taxes

  The (provisions) benefit for income taxes are as follows:

                                            1998         1997          1996
                                         -----------  -----------  ------------
   Current taxes:
     Federal............................ $  (729,000) $ 2,289,000  $ (5,922,000)
     State..............................    (130,229)     (82,000)   (1,833,000)
                                         -----------  -----------  ------------
                                           (859,229)    2,207,000    (7,755,000)
   Deferred taxes.......................    (149,374)      22,000       982,000
                                         -----------  -----------  ------------
     Total.............................. $(1,008,603) $ 2,229,000  $ (6,773,000)
                                         ===========  ===========  ============

  Deferred income tax assets are attributable to the following at December 31:

                                                            1998        1997
                                                         ----------  ----------
   Accounts receivable.................................. $  460,000  $  800,000
   Inventory............................................    435,000     270,000
   Depreciation.........................................   (289,000)   (211,000)
   Accrued expenses.....................................    386,626     263,000
   State operating loss, net............................    367,000     387,000
                                                         ----------  ----------
   Net deferred tax asset............................... $1,359,626  $1,509,000
                                                         ==========  ==========

  No valuation allowance is required as the net deferred tax asset is expected to be fully realized.

                            ACT MANUFACTURING, INC.

  A reconciliation of the expected tax rate at the U.S. statutory rate to the effective tax rate is as follows:

                                                               1998  1997   1996
                                                               ----  ----   ----
   Federal statutory rate.....................................  34%  (34)%   34%
   State income taxes, net of federal benefit.................   6    (4)     6
   Adjustments to prior year tax liability....................   3   --     --
   Other......................................................   1     2    --
                                                               ---   ---    ---
   Effective rate.............................................  44%  (36)%   40%
                                                               ===   ===    ===

  For income tax purposes, the Company incurred in 1997 a federal net operating loss of approximately $7,947,000, which the Company has elected to carryback and recover federal income taxes paid in prior years. The amount of federal income taxes related to the net operating loss carryback was approximately $2,700,000. For state income tax purposes the Company has a net operating loss carryforward in 1998 of approximately $6,219,000 which is available to offset future state taxable income. The carryforward will expire in 2002. A deferred tax asset of $367,000 and $387,000 for 1998 and 1997, respectively, has been recorded to reflect the net future benefit of this asset.

8. Stock Options

  The Company has a 1995 Stock Plan, which provides for the grant of incentive and nonqualified stock options to purchase up to an aggregate 1,250,000 shares. The Company has a 1995 Non-Employee Director Stock Option Plan that provides for the grant of options to purchase a maximum of 100,000 shares to nonemployee directors of the Company. The Company also has a 1993 Incentive Stock Option Plan under which options for up to 690,664 shares of common stock may be granted at an exercise price not less than fair market value at the date of grant. Stock option activity was as follows:

                                            Number of     Weighted     Average
                                             Options   Exercise Price Fair Value
                                            ---------  -------------- ----------
Outstanding at January 1, 1996.............   484,664      $ 5.90
Granted....................................   268,000       12.79       $ 3.12
Exercised..................................  (104,000)       5.04
Forfeited..................................  (160,000)      10.91
                                            ---------
Outstanding at December 31, 1996...........   488,664        8.22
Granted....................................   598,500       25.50        13.49
Exercised..................................   (55,200)       9.13
Forfeited..................................  (139,600)      21.45
                                            ---------
Outstanding at December 31, 1997...........   892,364       17.55
Granted....................................   888,500       11.04         3.56
Exercised..................................       --          --
Forfeited..................................  (539,300)      24.07
                                            ---------
Outstanding at December 31, 1998........... 1,241,564       10.11
                                            =========

                            ACT MANUFACTURING, INC.

             Options Outstanding                    Options Exercisable
   ---------------------------------------------------------------------------
                 Range Of   Weighted Average
   Number Of     Exercise    Remaining Life  Weighted Average Number Currently
    Options       Price        (in Years)     Exercise Price    Exercisable
   ---------   ------------ ---------------- ---------------- ----------------
    33,600     $       0.48         4             $ 0.48           33,600
    63,932        3.70-3.96         4               3.84           53,666
   435,832        5.45-7.88         7               7.48          121,666
   235,400       8.75-12.25         8               9.66           28,400
   466,800      13.64-20.38         7              14.12          102,400
     6,000            27.13         8              27.13            1,200

  The options vest over three to five-year periods.

  The Company has reserved shares for future grants of common stock for issuance pursuant to the 1993 Incentive Stock Option Plan, 1995 Non-Employee Director Stock Option Plan and the 1995 Stock Plan for 450,800, 62,000 and 286,300 shares, respectively.

  In January 1998 the Board of Directors approved a vote to reprice 516,500 employee stock options. The options were originally issued between March 1997 through October 1997 and had original grant prices ranging between $14.44 and $39.25. The grant price for these options was lowered to $13.94, which reflects the market value of the stock as of the reprice date. The repriced options continue to vest according to the original grant date. No compensation expense was required to be recorded in the consolidated statements of operations.

  As described in Note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation for grants made after December 31, 1994, (including the repricing described above) pro forma net income and net income per share would have been as follows:

                                               1998        1997         1996
                                             ---------  -----------  ----------
Net income (loss)........................... $(666,943) $(6,030,779) $9,727,914
                                             =========  ===========  ==========
Diluted earnings (loss) per common share.... $   (0.07) $     (0.67) $     1.08
                                             =========  ===========  ==========

  The fair value of options on their grant date was measured using the Black/Scholes option-pricing model. Key assumptions used to apply this pricing model are as follows:

                                                  1998       1997       1996
                                                ---------  ---------  ---------
Risk-free interest rate........................       5.5%       6.0%       6.4%
Expected life of option grants................. 3-5 years  3-5 years  3-5 years
Expected volatility of underlying stock........       102%        82%        63%

  It should be noted that the option-pricing model used was designed to value readily tradable stock options with relatively short lives. The options granted to employees are not tradable and have contractual lives of up to ten years. However, management believes that the assumptions used to value the options and the model applied yield a reasonable estimate of the fair value of the grants made under the circumstances.

9. Employee Benefits Plan

  During 1994, the Company adopted a savings plan for its employees pursuant to Section 401(k) of the
Internal Revenue Code. Substantially all employees are eligible to participate, and the plan allows a deferral

                            ACT MANUFACTURING, INC.

ranging from a minimum 1% to the maximum percentage of compensation permitted by law. Company contributions to the plan are at the discretion of the Board of Directors. Contributions to the Plan were $0, $50,000 and $0, in 1998, 1997 and 1996, respectively.

10. Major Customers

  The three largest customers accounted for 19%, 18% and 16%, respectively, of the Company's net sales for 1998. The three largest customers accounted for 31%, 13% and 13%, respectively, of the Company's net sales for 1997. In 1996, the Company's four largest customers accounted for 20%, 17%, 13% and 13%, respectively, of net sales.

11. Transactions With Related Parties

  The Company leases certain facilities and equipment from a realty trust controlled by its principal stockholder under leases that expire in 2003. These commitments are included in Note 12. The Company pays all operating costs of the building. Total payments to the realty trust were approximately $388,000 in 1998 and $364,000 in 1997 and 1996, respectively.

  In 1993, the Company entered into a ten-year agreement with one of its directors for future consulting services. Payments under the agreement were approximately $280,000 in 1998, $259,000 in 1997 and $240,000 in 1996. Future
commitments under this agreement are approximately $302,000 in 1999, $326,000 in 2000, $352,000 in 2001, $380,000 in 2002 and $233,000 in 2003. The
agreement expires in 2003. A noncompete agreement was also entered into with the same individual (see Notes 1 and 6). Payments under this agreement were $73,000 in 1998, $68,000 in 1997, and $63,000 in 1996 with future payments totaling $358,000.

12. Operating Lease Commitments

  The Company leases various plant and office equipment under noncancelable operating leases expiring through 2007. Rent expense in 1998, 1997 and 1996 was approximately $8,848,000, $5,911,000, and $2,700,000, respectively. The future minimum rental payments under these leases over the next five years are approximately as follows:

                                              Related-
                                                party       Other
                                             Commitments Commitments    Total
                                             ----------- ----------- -----------
1999........................................ $  364,000  $ 8,193,261 $ 8,557,261
2000........................................    364,000    7,470,787   7,834,787
2001........................................    364,000    5,770,319   6,134,319
2002........................................    364,000    3,893,487   4,257,487
2003........................................    196,083    2,127,411   2,323,494
                                             ----------  ----------- -----------
Total....................................... $1,652,083  $27,455,265 $29,107,348
                                             ==========  =========== ===========

  The Company has equipment lease lines of approximately $11.3 million available for purchases of manufacturing equipment, computer hardware and software and furniture. In May 1998, the Company entered into a $5.0 million operating lease line agreement for the purchase of certain equipment in the Dublin, Ireland facility. At December 31, 1998 substantially all of this available lease line had been utilized for outstanding commitments.

                            ACT MANUFACTURING, INC.

13. Segment Information

  The Company has identified two distinct and reportable segments: the Printed Circuit Board ("PCB") and Cable and Harness ("Cable") segments. The Company considers these two segments reportable under SFAS No. 131 criteria as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company's chief decision maker. Evaluations of each segment are done on the basis of revenue, material and direct labor expenses and direct gross profit. The Company's reportable segments are strategic business units that are each managed separately, because they provide different services with different operating processes and marketing strategies. The Company accounts for intersegment sales and transactions as if they were to third parties and attempts to set fees consistent with those that would apply in an arm's length transaction with a non-affiliate.

  The PCB operations provide OEM's with complex printed circuit board assembly primarily utilizing advanced surface mount technology, electromechanical sub-assembly and total system assembly. The Cable operations provide custom-manufactured ribbon, multiconductor, co-axial and fiber optic cable assemblies and discrete harness assemblies. The accounting policies of each segment are in accordance with those described in Note 1.

  A summary of information about the Company's operations by segment for the years ended December 31, 1998, 1997 and 1996 is as follows:

                             PCB         Cable    Intercompany   Corporate     Total
                         ------------ ----------- ------------  ----------- ------------
1998
Revenue................. $258,134,002 $42,671,928 $(10,276,839) $       --  $290,529,091
Material and direct
 labor expense..........  208,131,202  32,042,318          --           --   240,173,520
Direct gross profit.....   50,002,800  10,629,610  (10,276,839)         --    50,355,571
Indirect labor and
 overhead...............          --          --           --    31,137,107   31,137,107
Total gross profit......          --          --           --           --    19,218,465

1997
Revenue................. $236,886,054 $31,692,605 $ (3,924,451) $       --  $264,654,208
Material and direct
 labor expense..........  205,449,206  22,580,981          --           --   228,030,187
Direct gross profit.....   31,436,848   9,111,624   (3,924,451)         --    36,624,021
Indirect labor and
 overhead...............          --          --           --    25,091,879   25,091,879
Total gross profit......          --          --           --           --    11,532,142

1996
Revenue................. $198,158,791 $31,192,456 $ (3,451,065) $       --  $225,900,182
Material and direct
 labor expense..........  159,445,638  20,489,363          --           --   179,935,001
Direct gross profit.....   38,713,153  10,703,093   (3,451,065)         --    45,965,181
Indirect labor and
 overhead...............          --          --           --    17,594,502   17,594,502
Total gross profit......          --          --           --           --    28,370,679

                            ACT MANUFACTURING, INC.

14. Contingencies

  On February 27, 1998, the Company and certain of the Company's officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the District of Massachusetts. The complaint was then amended on October 16, 1998. The plaintiffs purport to represent a class of all persons who purchased or otherwise acquired the Company's Common Stock in the period from April 17, 1997 through March 31, 1998. The amended complaint alleges, among other things, that the defendants knowingly made misstatements to the investing public about the value of the Company's inventory and the nature of its accounting practices. On December 15, 1998, the Company filed a motion to dismiss the case in its entirety based on the pleadings. The Company's motion to dismiss has been fully briefed by both sides, and oral argument is scheduled for April 1999. The Company believes the claims asserted in the amended complaint are without merit and intends to continue to defend itself vigorously in this action. The Company further believes that this litigation will not have a material adverse effect on the Company's business and results of operations, although there can be no assurance as to the ultimate outcome of these matters. No provision for any liability that may result from this litigation has been made in the accompanying consolidated financial statements.

15. Selected Quarterly Financial Data (unaudited):

  Summarized quarterly financial data are as follows (in thousands except per share amounts):

                                                     1998 Quarters
                                            ----------------------------------
                                             First   Second   Third    Fourth
                                            -------  ------- -------  --------
Net sales.................................. $60,943  $74,173 $78,887  $ 76,526
Gross profit...............................   1,972    3,986   5,821     7,439
Net income (loss)..........................  (1,126)      86     796     1,526
Earnings (loss) per share:
  Basic....................................   (0.12)    0.01    0.09      0.17
  Diluted..................................   (0.12)    0.01    0.09      0.17
                                                     1997 Quarters
                                            ----------------------------------
                                             First   Second   Third    Fourth
                                            -------  ------- -------  --------
Net sales.................................. $70,250  $72,364 $62,306  $ 59,734
Gross profit...............................   9,042    9,496   3,390   (10,396)
Net income (loss)..........................   3,361    3,631    (620)  (10,379)
Earnings (loss) per share:
  Basic....................................    0.38     0.41   (0.07)    (1.15)
  Diluted..................................    0.37     0.39   (0.07)    (1.15)

  The Company's 1997 loss (before taxes) includes certain significant adjustments and non-recurring charges recorded during the fourth quarter:

Physical inventory adjustments..................................... $13,113,000
Allowance for doubtful accounts....................................   1,740,000
Non-recurring professional fees....................................     600,000
                                                                    -----------
                                                                    $15,453,000
                                                                    ===========

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

  Anything herein to the contrary notwithstanding, in no event are the sections entitled "Stock Performance Graph" and "Compensation Committee and Stock Option Committee Report on Executive Compensation" to be incorporated by reference herein from the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the close of the fiscal year (the "Definitive Proxy Statement").

Item 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

  Certain information concerning the directors of the Company is incorporated by reference herein from the information contained under the heading "Election of Directors" in the Company's Definitive Proxy Statement.

  Certain information concerning directors and executive officers of the Company is incorporated by reference herein from the information contained under the heading "Occupations of Directors and Executive Officers" in the Company's Definitive Proxy Statement.

  The information concerning compliance with Section 16(a) of the Exchange Act required under this item is incorporated herein by reference from the information contained under the heading "Section 16 Reporting" in the Company's Definitive Proxy Statement.

Item 11. EXECUTIVE COMPENSATION

  Certain information concerning executive compensation is incorporated by reference herein from the information contained under the heading
"Compensation and Other Information Concerning Directors and Executive Officers" in the Company's Definitive Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Certain information concerning security ownership of certain beneficial owners and management is incorporated by reference herein from the information contained under the heading "Securities Ownership of Certain Beneficial Owners and Management" in the Company's Definitive Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Certain information concerning certain relationships and related transactions is incorporated by reference herein from the information contained under the heading "Certain Relationships and Related Transactions" in the Company's Definitive Proxy Statement.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Index To Consolidated Financial Statements

  The following Consolidated Financial Statements of the Registrant are filed as part of this report:
    Independent Auditors' Report.
    Consolidated Balance Sheets as of December 31, 1998 and 1997. Consolidated Statements of Operations for the years ended December 31,
  1998, 1997 and 1996.
    Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 1998, 1997 and 1996.
    Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1998, 1997 and 1996.
    Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.
    Notes to Consolidated Financial Statements.

(a)(2) Index to Consolidated Financial Statement Schedules

  The following Consolidated Financial Statement Schedule of the Registrant is filed as part of this report:

                                                                    Page
                                                                    ----
     Schedule II -- Valuation and Qualifying Accounts and Reserves  S-1

  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying consolidated financial statements or Notes thereto.

(a)(3) Index to Exhibits

   Exhibit No.                            Description
   -----------                            -----------
     3.1(1)    --Second Restated Articles of Organization of the Company.
     3.2(2)    --Amended and Restated By-Laws of the Company.
     3.3(5)    --Articles of Amendment to the Second Restated Articles of
                Organization of the Company.
     4.1(2)    --Specimen certificate representing the Common Stock.
     4.2       --Second Restated Articles of Organization of the Company (see
                Exhibit 3.1).
     4.3       --Amended and Restated By-Laws of the Company (see Exhibit 3.2).
     4.4       --Articles of Amendment to the Second Restated Articles of
                Organization of the Company (see Exhibit 3.3).
    10.1(2)#   --1995 Stock Plan.
    10.2(2)#   --1995 Non-Employee Director Stock Option Plan.
    10.3(2)#   --Stock Option Plan dated April 15, 1993.
    10.4(2)#   --Stock Option Plan of Automated Component Technologies, Inc.
                dated April 15, 1993.
    10.5(2)    --Registration Rights Agreement dated February 8, 1995 by and among the Company, John A. Pino and certain other stockholders named therein.
    10.6(2)    --Lease dated April 1, 1985 between Re-Act Realty Trust and the
                Company, as amended by the First Amendment thereto dated
                October 25, 1988, the Second Amendment thereto dated August 4,
                1993 and the Third Amendment thereto dated February 7, 1995.
    10.7(2)    --Lease dated October 1, 1988 between Re-Act Realty Trust, as amended by the First Amendment thereto dated August 4, 1993 and the Second Amendment thereto dated February 7, 1995.

   Exhibit No.                            Description
   -----------                            -----------
    10.8(2)    --Lease dated July 16, 1993 between Kane Industrial Trust and
                Automated Component Technologies, Inc.
    10.9(2)    --Master Lease Agreement dated October 27, 1992 between
                BancBoston Leasing Inc. and the Company, Rider No. 1 to Master
                Lease Agreement between BancBoston Leasing Inc. and the Company and Rider No. 2 to Master Lease Agreement dated December 16,
                1994 between BancBoston Leasing Inc. and the Company.
    10.10(2)   --Master Lease Agreement dated October 27, 1992 between
                BancBoston Leasing Inc. and Automated Component Technologies,
                Inc., Rider No. 1 to Master Lease Agreement between BancBoston
                Leasing Inc. and Automated Component Technologies, Inc., Rider
                Agreement dated December 16, 1994 between BancBoston Leasing
                Inc. and the Company, and Assumption Agreement dated December
                15, 1994 between BancBoston Leasing Inc., the Company and
                Automated Component Technologies, Inc.
    10.11(2)   --Notice and Acknowledgment of Assignment for Automated
                Component Technologies, Inc. Lease Schedules Nos. 1-6 dated
                June 20, 1994 between BancBoston Leasing Inc., ICON Cash Flow
                Partners L.P., Series E and Automated Component Technologies,
                Inc.
    10.12(2)   --Notice and Acknowledgment of Assignment for Automated
                Component Technologies, Inc. Lease Schedules Nos. 7-9, 11 and
                12 dated December 30, 1994 between BancBoston Leasing Inc.,
                Citizens Leasing Corporation and the Company.
    10.13(2)   --Subordinated Security Agreement dated January 12, 1995 between
                BancBoston Leasing Inc. and the Company.
    10.14(2)   --Stock Purchase Agreement dated as of January 1, 1993 between
                Donald G. Polich, John A. Pino, the Company and Automated
                Component Technologies, Inc., as amended by the First Amendment dated February 8, 1995.
    10.15(2)   --Consulting Agreement dated as of August 4, 1993 between the
                Company and Re-Act Consulting as amended by the First Amendment thereto dated February 8, 1995.
    10.16(2)   --Consulting Agreement dated as of August 4, 1993 between
                Automated Component Technologies, Inc. and Re-Act Consulting as
                amended by the First Amendment thereto dated February 8, 1995.
    10.17(2)   --Noncompetition Agreement dated as of January 1, 1993 between the Company, John A. Pino and Donald G. Polich.
    10.18(2)   --Noncompetition Agreement dated as of January 1, 1993 between
                Automated Component Technologies, Inc., John A. Pino and Donald
                G. Polich as amended by the First Amendment thereto dated
                February 8, 1995.
    10.19(2)   --Letter Agreement dated as of January 1, 1993 from the Company and Automated Component Technologies, Inc. to Donald G. Polich,
                as amended by the First Amendment thereto dated February 8,
                1995.
    10.20(3)   --Lease dated January 31, 1996 between Mansfield/Forbes Ltd.
                Partnership and the Company.
    10.21(4)   --Split-Dollar Life Insurance Agreement Dated September 5, 1996
                by and between the John A. Pino and Janet M. Pino Family
                Maintenance Trust and the Company.
    10.22(6)   --Lease Agreement dated May 26, 1998 between Highwoods/Forsyth
                Limited Partnership and ACT Manufacturing, Inc.
    10.23(7)   --Credit Agreement dated October 14, 1998 between the Company,
                ACT Manufacturing Securities Corporation and The Chase
                Manhattan Bank, as agent.
    10.24(7)   --Revolving Credit Note from the Company in favor of The Chase
                Manhattan Bank.
    10.25(7)   --Revolving Credit Note from the Company in favor of National
                Bank of Canada.

   Exhibit No.                            Description
   -----------                            -----------
    10.26(7)   --Security Agreement dated October 14, 1998 between the Company,
                ACT Manufacturing Securities Corporation and The Chase
                Manhattan Bank, as agent.
    10.27(7)   --Pledge Agreement dated October 14, 1998 between the Company and The Chase Manhattan Bank, as agent.
    10.28(7)   --Share Pledge Agreement dated October 14, 1998 between the
                Company and The Chase Manhattan Bank, as agent.
    10.29(7)   --ISDA Master Agreement dated October 14, 1998 between the
                Company and The Chase Manhattan Bank.
    10.30(7)   --Stock Purchase Agreement dated October 13, 1998 between the
                Company and Advanced Component Technologies Limited.
    10.31(7)   --Subordinated Loan Agreement dated October 13, 1998 between the
                Company and Advanced Component Technologies Limited.
    10.32(7)   --Restated Second Amendment to Agreement of Lease dated November
                6, 1998 between the Company and John A. Pino, Trustee of Re-Act
                Realty Trust.
    10.33(7)   --Restated Lease Amendment and Third Amendment to Agreement of
                Lease dated November 6, 1998 between the Company and John A.
                Pino, Trustee of Re-Act Realty Trust.
    10.34(7)   --Letter Agreement dated October 14, 1998 between the Company and BancBoston Leasing.
    10.35(7)   --Letter Agreement dated October 14, 1998 between the Company and Citizens Leasing.
    10.36*     --Development Agreement dated August 18, 1997 between Citiwest
                Limited, SignMax Limited and ACT Manufacturing, Inc.
    10.37*     --Option Agreement dated August 18, 1997 between Citiwest
                Limited, SignMax Limited and ACT Manufacturing, Inc.
    10.38*     --Lease Agreement dated August 18, 1997 between Irish Life
                Assurance PLC, SignMax Limited and ACT Manufacturing, Inc.
    10.39*     --Agreement dated May 25, 1998 between Industrial Development
                Agency (Ireland) and Advanced Component Technologies Limited.
    10.40*     --Master Lease Agreement dated February 22, 1999 between Heller
                Financial Leasing, Inc. and the Company.
    10.41*     --Lease Agreement dated February 26, 1999 between Amplicon, Inc.
                and the Company.
    11.1*      --Statement re: computation of earnings per share.
    21.1*      --Subsidiaries of Registrant.
    23.1*      --Consent of Deloitte & Touche LLP.
    24.1       --Power of Attorney (see Page 44 of this Form 10-K).
    27.1*      --Financial Data Schedule--Fiscal Year 1998.

--------
(1) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
(2) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-89532), as amended.
(3) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
(4) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.
(5) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997.

(6) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
(7) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.
 * Filed herewith.
(#) Indicates a management contract or any compensatory plan, contract or arrangement.

  (b) REPORTS ON FORM 8-K

  Not applicable.

  (c) EXHIBITS

  The Company hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the Commission, 450 Fifth Street, NW, Room 1024, Washington, D.C. and at the Commission's regional offices at 219 South Dearborn Street, Room 1204, Chicago, Illinois; 26 Federal Plaza, Room 1102, New York, New York and 5757 Wilshire Boulevard, Suite 1710, Los Angeles, California. Copies of such material can also be obtained from the Public Reference Section of the Commission, 450 Fifth Street, NW, Washington, D.C. 20549, at prescribed rates.

  (d) FINANCIAL STATEMENT SCHEDULES

  The Company hereby files as part of this Annual Report on Form 10-K the consolidated financial statement schedules listed in Item 14(a)(2) above.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACT Manufacturing, Inc.

Date:  March 30, 1999                               /s/ John A. Pino
                                          By: _________________________________
                                                      John A. Pino
                                              President and Chief Executive
                                                         Officer

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John A. Pino and Jeffrey B. Lavin, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                      Date
              ---------                          -----                      ----
           /s/ John A. Pino            President, Chief Executive      March 30, 1999
 _____________________________________  Officer and Director
             John A. Pino               (Principal Executive
                                        Officer)
         /s/ Jeffrey B. Lavin          Vice President of Finance       March 30, 1999
 _____________________________________  and Chief Financial
           Jeffrey B. Lavin             Officer (Principal
                                        Financial and Accounting
                                        Officer)
         /s/ Edward T. Cuddy           Director                        March 30, 1999
 _____________________________________
            Edward T. Cuddy
         /s/ Bruce R. Gardner          Director                        March 30, 1999
 _____________________________________
           Bruce R. Gardner
         /s/ Donald G. Polich          Director                        March 30, 1999
 _____________________________________
           Donald G. Polich

                                  SCHEDULE II

                            ACT MANUFACTURING, INC.

                       Valuation and Qualifying Accounts
              For the years ended December 31, 1998, 1997 and 1996

                                               Additions
                                    Balance    Charged to             Balance
                                  at Beginning Costs and              at End
                                   of Period    Expenses  Deductions of Period
                                  ------------ ---------- ---------- ---------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
For the year ended December 31,
 1996............................  $ 225,000   $  23,169  $  23,169  $ 225,000
For the year ended December 31,
 1997............................    225,000   1,805,000        --   2,030,000
For the year ended December 31,
 1998............................  2,030,000   1,925,000  2,804,000  1,151,000

INVENTORY RESERVE:
For the year ended December 31,
 1996............................    581,320   2,648,541    325,744  2,904,117
For the year ended December 31,
 1997............................  2,904,117     685,000  2,904,117    685,000
For the year ended December 31,
 1998............................    685,000         --     223,000    462,000