Form 10-Q
period 1999-03-31
ACT MANUFACTURING INC
filed 1999-05-17
CIK 937971

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  ___________

                                   FORM 10-Q


          [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Quarterly Period Ended March 31, 1999

                                       or

          [_]  Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Transition Period From       To
                                                -----    -----

                        Commission File Number: 0-25560

                            ACT Manufacturing, Inc.
                            -----------------------
            (Exact name of registrant as specified in its charter)


        Massachusetts                                   04-2777507
        -------------                                   ----------
(State or other jurisdiction of                   (IRS Employer ID. No.)
 incorporation or organization)


        2 Cabot Road
        Hudson, Massachusetts                              01749
        ---------------------                            ----------
        (Address of principal                            (Zip code)
        executive offices)


Registrant's telephone number, including area code:   (978) 567-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock                                    9,093,646 Shares
        ------------                                    ----------------
           (Class)                                (Outstanding on May 9, 1999)

                            ACT MANUFACTURING, INC.

                              INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1--Financial Statements:
Condensed Consolidated Statements of Operations for the three months
  ended March 31, 1999 and 1998........................................       3
Consolidated Statements of Comprehensive Income (Loss) for the three
  months ended March 31, 1999 and 1998.................................       3
Condensed Consolidated Balance Sheets as of  March 31, 1999 and
  December 31, 1998....................................................       4
Condensed Consolidated Statements of Cash Flows for the three months
  ended March 31, 1999 and 1998........................................       5
Notes to Condensed Consolidated Financial Statements  .................       6

ITEM 2--Management's Discussion and Analysis of Financial Condition
        and Results of Operations .....................................       8

ITEM 3--Quantitative and Qualitative Disclosures About Market Risk  ...       17

PART II.   OTHER INFORMATION

ITEM 6--Exhibits and Reports on Form 8-K...............................       18

Signatures.............................................................       19
Exhibit Index..........................................................       20



                        PART I.   FINANCIAL INFORMATION

                            ACT MANUFACTURING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited--in thousands, except per share data)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                        1999             1998
                                                  ----------       -----------
Net sales........................................ $   81,190       $   60,943
Cost of goods sold...............................     73,681           58,971
                                                  ----------       ----------
Gross profit.....................................      7,509            1,972

Selling, general and administrative expenses.....      3,681            3,017
                                                  ----------       ----------
Operating income (loss)..........................      3,828           (1,045)

Interest expense, net............................        704              740
Other,  net......................................         13               92
                                                  ----------       ----------
    Total........................................        717              832
                                                  ----------       ----------

Income (loss) before provision for income taxes..      3,111           (1,877)
 .

Provision (benefit) for income taxes.............      1,245             (751)
                                                  ----------       ----------

Net income (loss)................................ $    1,866       $   (1,126)
                                                  ==========       ==========

Basic net income (loss) per common share.........      $0.21           $(0.12)
                                                  ==========       ==========
Diluted net income (loss) per common share.......      $0.20           $(0.12)
                                                  ==========       ==========
Weighted average shares outstanding--basic.......  9,067,883        9,062,946
                                                  ==========       ==========
Weighted average shares outstanding--diluted.....  9,510,799        9,062,946
                                                  ==========       ==========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                            ACT MANUFACTURING, INC.

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                           (unaudited--in thousands)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                        1999             1998
                                                  ----------       -----------
Net income (loss)...............................  $    1,866       $   (1,126)
Other comprehensive income (loss):
  Foreign currency translation adjustment.......          43             (184)
                                                      ------          -------
Comprehensive income (loss).....................      $1,909          $(1,310)
                                                      ======          =======

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                            ACT MANUFACTURING, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                           March 31, 1999  December 31, 1998
                                           --------------  -----------------
ASSETS                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents................     $  1,741        $  5,389
  Accounts receivable, net.................       91,832          70,546
  Inventory................................       41,573          45,337
  Prepaid expenses and other assets........        1,201           2,204
  Deferred taxes...........................        1,360           1,360
                                                --------        --------

     Total current assets..................      137,707         124,836

PROPERTY AND EQUIPMENT--Net................       16,289          13,489
GOODWILL--Net..............................        5,395           5,506
OTHER ASSETS --Net.........................        1,275           1,538
                                                --------        --------

TOTAL......................................     $160,666        $145,369
                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable.........................     $ 60,528        $ 50,592
  Accrued compensation and
    related taxes..........................        1,071           1,463
  Income tax payable.......................          824             505
  Accrued expenses and other...............        2,350           2,100
                                                --------        --------

     Total current liabilities.............       64,773          54,660
                                                --------        --------

OTHER LONG-TERM LIABILITIES................        2,102             977
                                                --------        --------

NOTE PAYABLE BANK..........................       41,255          39,498
                                                --------        --------

CONTINGENCIES..............................            -               -
                                                --------        --------

STOCKHOLDERS' EQUITY:
  Common stock.............................           91              91
  Additional paid-in capital...............       39,598          39,205
  Accumulated other comprehensive loss.....         (137)           (180)
  Retained earnings........................       12,984          11,118
                                                --------        --------

     Total stockholders' equity............       52,536          50,234
                                                --------        --------

TOTAL......................................     $160,666        $145,369
                                                ========        ========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                            ACT MANUFACTURING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                             Three Months
                                                        ---------------------
                                                            Ended March 31,
                                                        ---------------------
                                                        1999             1998
                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income  (loss)..................................  $  1,866        $ (1,126)
                                                      --------        --------
Adjustments to reconcile net income to net cash
  (used for) provided by operating activities:
    Deferred taxes..................................        --            (751)
    Depreciation and amortization...................     1,056             600
    (Decrease) increase in cash from:
       Accounts receivable--trade...................   (21,286)         (2,489)
       Inventory....................................     3,764          (4,315)
       Prepaid expenses and other assets............     1,003            (137)
       Accounts payable.............................     9,936          18,464
       Accrued expenses.............................      (813)            283
       Income tax payable (refundable)..............       319            (239)
                                                      --------        --------
       Total adjustments............................    (6,021)         11,416
                                                      --------        --------

Net cash (used for) provided by operating
  activities........................................    (4,155)         10,290
                                                      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment.............    (1,549)         (2,486)
  Decrease (increase) in other assets...............       263             (44)
                                                      --------        --------

  Net cash used for investing activities............    (1,286)         (2,530)
                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under line-of-credit agreements........    67,812          43,883
  Repayments under line-of-credit agreements........   (66,055)        (55,092)
  Repayments of other long-term liabilities.........      (400)           (117)
  Net proceeds from sale of stock...................       393              --
                                                      --------        --------

 Net cash provided by (used for) financing
   activities.......................................     1,750         (11,326)
                                                      --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  EQUIVALENTS.......................................        43               7
                                                      --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS...........    (3,648)         (3,559)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR........     5,389           5,165
                                                      --------        --------

CASH AND CASH EQUIVALENTS, END OF PERIOD............  $  1,741        $  1,606
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

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the period ending December 31, 1998 filed with the Securities and Exchange Commission.


2.   INVENTORY

     Inventory consisted of the following at:

                               March 31, 1999    December 31, 1998
                               --------------    -----------------
                                        (in thousands)
        Raw material.........      $32,995            $32,486
        Work in process......        8,470             10,874
        Finished goods.......          108              1,977
                                   -------            -------
           Total.............      $41,573            $45,337
                                   =======            =======


3.   NET INCOME (LOSS) PER COMMON SHARE

     Basic net income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution as if common equivalent shares outstanding (common stock options) were exercised and converted into common stock unless the effects of such equivalent shares were antidilutive.

4.   SEGMENT INFORMATION

     The Company has identified two distinct and reportable segments: the Printed Circuit Board ("PCB") and Cable and Harness ("Cable") segments. The Company considers these two segments reportable under Statements of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," criteria as they are managed separately and the operating results of each segment are regularly reviewed and evaluated separately by the Company's chief decision maker.

  A summary of information about the Company's operations by segment for the three months ended March 31, 1999 and 1998 is as follows:

                                               PCB      Cable   Intercompany   Corporate   Total
                                             --------  -------  -------------  ---------  --------
1999
Revenue                                       $73,341   $8,568       $  (719)     $   --   $81,190
Material and direct labor expense              59,405    5,709            --          --    65,114
Direct gross profit                            13,936    2,859          (719)         --    16,076
Indirect labor and overhead                        --       --            --       8,567     8,567
Total gross  profit                                --       --            --          --     7,509

1998
Revenue                                       $53,217   $9,217       $(1,491)     $   --   $60,943
Material and direct labor expense              44,685    6,709            --          --    51,394
Direct gross profit                             8,532    2,508        (1,491)         --     9,549
Indirect labor and overhead                        --       --            --       7,577     7,577
Total gross profit                                 --       --            --          --     1,972


5.   NEW FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for the fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company. The Company will adopt this accounting standard on January 1, 2000, as required.

6.   EQUIPMENT LEASES

     The Company leases certain equipment used in its manufacturing operations under capital lease agreements that expire through 2003. During the first quarter of 1999 the Company refinanced approximately $2.6 million of its then existing operating leases and classified these leases as capital leases in the accompanying Condensed Consolidated Balance Sheet for the three month period ending March 31, 1999. The effect of this refinancing on the Company's results of operations will not differ materially from the previous lease financing arrangements.


7.   CONTINGENCIES

     On February 27, 1998, the Company and certain of the Company's officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the District of Massachusetts. The complaint was then amended on October 16, 1998. The plaintiffs purport to represent a class of all persons who purchased or otherwise acquired the Company's Common Stock in the period from April 17, 1997 through March 31, 1998. The amended complaint alleges, among other things, that the defendants knowingly made misstatements to the investing public about the value of the Company's inventory and the nature of its accounting practices. On December 15, 1998, the Company filed a motion to dismiss the case in its entirety based on the pleadings. The Company's motion to dismiss has been fully briefed by both sides, and oral argument was heard on April 28, 1999. The Company believes the claims asserted in the amended complaint are without merit and intends to continue to defend itself vigorously in this action. The Company further believes that this litigation will not have a material adverse effect on the Company's business and results of operations, although there can be no assurance as to the ultimate outcome of these matters. No provision for any liability that may result from this litigation has been made in the accompanying condensed consolidated financial statements.

8.   SUBSEQUENT EVENT

     On May 10, 1999, the Company entered into a definitive merger agreement with CMC Industries, Inc. ("CMC"), a provider of electronics manufacturing services to original equipment manufacturers in the telecommunications, computer and electronics industries. The closing of the merger with CMC (the "Merger") is subject to the approval of the shareholders of CMC and the Company, various regulatory approvals and other customary closing conditions. Under the terms of the agreement, each share of CMC Industries common stock will be exchanged for
0.5 shares of ACT Manufacturing common stock. The Merger is expected to be accounted for as a pooling of interests. The Merger would add approximately 550,000 square feet of capacity at operations located in Corinth, Mississippi, Santa Clara, California and Hermosillo, Mexico.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements for the periods specified and the associated notes. Further reference should be made to the Company's Annual Report on Form 10-K for the period ending December 31, 1998.


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

     On May 10, 1999, the Company entered into a definitive merger agreement with CMC Industries, Inc. ("CMC"), a provider of electronics manufacturing services to original equipment manufacturers in the telecommunications, computer and electronics industries. The closing of the merger with CMC (the "Merger") is subject to the approval of the shareholders of CMC and the Company, various regulatory approvals and other customary closing conditions. Under the terms of the agreement, each share of CMC Industries common stock will be exchanged for
0.5 shares of ACT Manufacturing common stock. The Merger is expected to be accounted for as a pooling of interests. The Merger would add approximately 550,000 square feet of capacity at operations located in Corinth, Mississippi, Santa Clara, California and Hermosillo, Mexico.

     The Company currently manufactures at six leased facilities having an aggregate of 358,000 square feet. Four of the facilities are located in Massachusetts. In the second quarter of 1998, the Company began manufacturing in a new 45,000 square foot leased facility in Dublin, Ireland and consolidated operations from the existing Dublin facility into the new plant. In the fourth quarter of 1998, the Company occupied and began manufacturing in a new 62,000 square foot leased facility in Lawrenceville, Georgia, and consolidated operations from the existing Norcross, Georgia facility into the new plant. All of the Company's manufacturing facilities have been certified to the ISO 9002 international quality standard.

     As of March 31, 1999, the Company had 1,019 employees, down from 1,042 employees at December 31, 1998.

     The Company typically recognizes revenue upon shipment to customers. The Company generally does not obtain long-term purchase orders or commitments from its customers, and, accordingly, works with its customers to anticipate delivery dates and future volume of orders based on customer forecasts. The level and timing of orders placed by the Company's OEM customers vary due to customer attempts to manage inventory, changes in the OEM's manufacturing strategy and variations in demand for customer products due to, among other things, introduction of new products, product life cycles, competitive conditions or industry or general economic conditions. The Company may source components for product assemblies based on customer forecasts. However, the Company's policy is that customers are responsible for materials and associated acquisition costs in the event of a significant reduction, delay or cancellation of orders from the forecasted amounts.


Results of Operations--Three Months Ended March 31, 1999 and 1998

     Net sales increased $20.2 million or 33.2% to $81.2 million for the three month period ended March 31, 1999 compared with $60.9 million for the same period in 1998. The increase was attributed principally to an expansion of business from existing customers, as well as sales to new customers in the printed circuit board assembly markets. In addition, in the three months ended March 31, 1998, sales were unfavorably impacted by softness in demand from existing customers and weakness in the development of new business opportunities. Net sales in the printed circuit board segment as a percentage of net sales was approximately 90% for the three month period ended March 31, 1999 compared to approximately 86% for the same period in 1998. Net sales in the cable and harness segment accounted for approximately 10% of net sales for the three month period ended March 31, 1999 compared to approximately 14% of net sales for the same period in 1998.

     Gross profit increased $5.5 million or 280.8% to $7.5 million for the three months ended March 31, 1999 compared with $2.0 million for the same period in 1998. Gross profit as a percentage of net sales ("gross margin") increased to 9.2% for the three months ended March 31, 1999 from 3.2% for the same period in 1998. This increase was attributable to a higher absorption of manufacturing overhead, the positive impact of the Company's cost management programs and a favorable product mix.

     Selling, general and administrative ("SG&A") expenses increased $0.7 million or 22.0% to $3.7 million for the three months ended March 31, 1999 compared with $3.0 million, for the three months ended March 31, 1998. SG&A increased primarily due to costs related to additional facilities and the additional investment in the sales and marketing programs at the Company. SG & A expenses as a percentage of net sales decreased to 4.5% for the three months ended March 31, 1999 from 5.0% for the same period in 1998. SG&A as a percentage of net sales for the three months ended March 31, 1999 was lower than the corresponding period in 1998 reflecting growth in net sales in the three months ended March 31, 1999 and the positive effects of the Company's cost management programs.

     Operating income increased $4.9 million to $3.8 million for the three months ended March 31, 1999 compared with an operating loss of $1.0 million for the same period in 1998 as a result of the above factors.

     Interest expense for the three months ended March 31, 1999 remained essentially unchanged when compared to the interest expense for the three months ended March 31, 1998.


Financial Condition, Liquidity and Capital Resources

     The Company had working capital of $72.9 million at March 31, 1999 compared with $70.2 million at December 31, 1998. Operating activities used $4.2 million of cash for the first three months of 1999 compared with cash provided by operations of $10.3 million for the comparable period in 1998. Net cash used by operating activities for the first three months of 1999 consisted principally of the increase in accounts receivable, offset by the increase in accounts payable, a decrease in inventory, as well as the positive impact of net income for the period.

     Accounts receivable increased $21.3 million to $91.8 million as of March 31, 1999 from $70.5 million as of December 31, 1998. The increase reflects higher net sales in the first quarter of 1999 as compared to the fourth quarter of 1998. In addition, the Company's customers required a higher proportion of shipments in the last month of the first quarter of 1999 as compared to the last month of the fourth quarter of 1998. As of March 31, 1999 the Company's accounts receivable days sales outstanding for product shipments measured from the date of shipment was approximately 35 days. Inventory decreased $3.8 million to $41.6 as of March 31, 1998 from $45.3 million as of December 31, 1998. This decrease reflects the Company's continued inventory management initiatives.

     In the fourth quarter of 1998, the Company executed a new $55.0 million Senior Secured Credit Facility ("Credit Facility") to replace the Company's $50.0 million loan and security agreement then outstanding. This new Credit Facility provides for borrowings up to an aggregate amount of $55.0 million, limited to a certain percentage of qualified accounts receivable and qualified inventory, of which $41.3 million was utilized and an additional $13.7 million was available for use as of March 31, 1999 based upon the applicable borrowing base. Interest is payable monthly and the Credit Facility matures in 2001. Through November 30, 1999, the Company may choose an interest rate of either (i) 0% to .75% above the prime rate as announced by the bank, or (ii) 1.75% to 2.75% above the prevailing Eurodollar rate depending upon the average borrowing base availability of the Company. Commencing December 1, 1999, the Company may choose an interest rate of either (i) 0% to .50% above the prime rate as announced by the bank, or (ii) 1.50% to 2.50% above the prevailing Eurodollar rate depending upon the calculated leverage rates of the Company. The Credit Facility requires the Company to maintain certain levels of minimum availability and maximum leverage ratios. In addition to certain other prohibited actions, the Credit Facility also limits capital expenditures by the Company and prohibits the payment of cash dividends on the Company's capital stock. At March 31, 1999 the interest rate on the Credit Facility was 8.00%.

     The Company leases certain equipment used in its manufacturing operations under capital lease agreements that expire through 2003. During the first quarter of 1999 the Company refinanced approximately $2.6 million of its then existing operating leases and classified these leases as capital leases in the accompanying Condensed Consolidated Balance Sheet for the three months ending March 31, 1999. The effect of this refinancing on the Company's results of operations will not differ materially from the previous lease financing arrangements.

     The Company entered into a $17.0 million interest rate swap agreement in the fourth quarter of 1998 simultaneous with the execution of the Credit Facility. The swap agreement provides for payments by the Company at a fixed rate of interest of 6.76% and matures on October 19, 2001.


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

     To address these issues the Company has undertaken an extensive project to assess and remedy the areas within its business and operations which could be adversely affected by Year 2000 issues, including its information technology ("IT") and non-IT systems and processes. The first phase of the project is
(i) to determine the extent of the Company's Year 2000 problem by reviewing all of the Company's hardware, software, equipment and embedded technology to determine if any of this software and technology is not Year 2000 compliant and
(ii) to determine whether companies with which it does significant business will be Year 2000 compliant on a timely basis. The next stage in the project will be to correct or replace and test all such hardware, software, equipment and embedded technology of the Company and to address the Year 2000 issues identified at the Company's vendors and customers, as appropriate. The project is being conducted by the Company using internal and external resources. Finally, the Company will determine the need to formulate and revise contingency plans based on the results of its assessment and remediation efforts with regard to its own Year 2000 issues as well as those of its customers and suppliers.

     The Company has completed the assessment stage of the project and has commenced the remediation stage. The Company has discussed Year 2000 compliance with its vendors and customers, and has not been informed by any vendor or customer of material Year 2000 compliance problems which could cause a material disruption in the Company's operations. The Company will continue to work with its vendors and customers to identify any possible issues, including testing interfaces and site audits.

     Based on its review to date, the Company expects the total cost of its Year 2000 assessment and remediation project to be approximately $1.7 million, of which approximately $.4 million has been expensed to date. The Company's current expectations regarding the total cost of its Year 2000 project are subject to change as the project progresses and more detailed information is developed regarding the remediation efforts necessary to make the Company
Year 2000 compliant on a timely basis. The sources of the funds for the Company's Year 2000 project are operating cash flow and available equipment lease-lines. No other material Company IT projects has been deferred as a result of the Year 2000 project. The Company currently does not believe that internal Year 2000 issues will have a material adverse effect on the Company's business.

     The Company has identified its significant systems which could be adversely affected by Year 2000 issues to be: (i) manufacturing equipment (including SMT lines) and testing equipment, (ii) integrated enterprise resource planning ("ERP") systems and networking software and equipment used in its Massachusetts, Georgia and Ireland facilities, and (iii) electronic commerce capabilities. The Company has obtained certifications from its equipment vendors indicating that its critical manufacturing and testing equipment is Year 2000 compliant. The Company plans to test its critical equipment by June 30, 1999. The Company has installed a vendor-certified Year 2000 compliant version of ERP software in its Massachusetts facilities. The Company plans to test such ERP software by June 30, 1999. The version of the ERP software used by the Company's Georgia facility is certified as Year 2000 compliant by the vendor and was installed and tested by the Company in February 1999. The ERP systems used in the Company's Ireland facility is not Year 2000 compliant and cannot be upgraded. The Company has purchased the version of the vendor-certified Year 2000 compliant software utilized in the Georgia facility and has engaged the software vendor to assist in implementing the new ERP system in its Ireland facility. The project plan provides for a completion date of June 14, 1999. All network software and electronic commerce capabilities are in the remediation phase with completion of testing and contingency planning scheduled for June 30, 1999. For the above identified applications, the Company is developing manual process procedures as a contingency plan.

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


New Financial Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for the fiscal years beginning after June 15, 1999. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company. The Company will adopt this accounting standard on January 1, 2000, as required.


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


Customer and Market Concentration; Dependence on Electronics Industry

  For the three months ended March 31, 1999, the Company's four largest customers accounted for approximately 67% of the Company's net sales. Sales to Ascend, Bay Networks, EMC, and Northern Telecom were approximately 23%, 16%, 15%, and 13%, respectively, of the Company's net sales for such period in 1999. For the first three months of 1998, the Company's four largest customers accounted for approximately 64% of the Company's net sales. Sales to EMC, Bay Networks, Ascend, and Prominent (acquired by Lucent Technologies) were approximately 19%, 18%, 14%, and 13%, respectively, of the Company's net sales for such period in 1998. The Company's results will depend to a significant extent on the success achieved by its OEM customers in marketing their products and the Company's ability to diversify its customer base in order to reduce its reliance on particular customers. There can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all, or that the Company will be able to consistently expand its customer base to make up any sales shortfalls from such major customers and increase overall revenue. The loss of one or more major customers, a significant reduction in purchases from such customers, discontinuance by any major customer of products manufactured by the Company, the failure to expand its customer base or developments adverse to the Company's customers or their products could have a material adverse effect on the

Company's business, financial condition and results of operations. In addition, the Company could be adversely affected if a major customer were unable or unwilling to pay for products and services on a timely basis or at all.

     The Company's customer base has historically been concentrated in a limited number of segments within the electronics industry. Net sales to customers within the networking and telecommunications segment accounted for over 50% of the Company's net sales in each of 1997, 1998 and the first three months of 1999. These industry segments, and the electronics industry as a whole, are subject to intense competition, consolidation, rapid technological changes, significant fluctuations in product demand, relatively short product life-cycles, and consequent product obsolescence. Developments adverse to such industry segments could have a material negative effect on the Company. The industry segments served by the Company are also subject to economic cycles and have in the past experienced, and are likely in the future to experience, recessionary periods. In addition, the Company cannot predict whether Year 2000 concerns will adversely affect demands or spending patterns for its customers' products, thereby adversely affecting demand for the Company's services.
A recessionary period or other event leading to excess capacity or downturn affecting the electronics industry generally or one or more of the industry segments served by the Company would likely result in intensified price competition, reduced gross margins and a decrease in net sales, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.


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


Fluctuations in Operating Results

     The Company's operating results have varied and may continue to fluctuate significantly from period to period, including on a quarterly basis. The variability of the level and timing of orders from, and shipments to, major customers may result in significant periodic and quarterly fluctuations in the Company's results of operations. A substantial portion of net sales in a given quarter may depend on obtaining and fulfilling orders for assemblies to be manufactured and shipped in the same quarter in which those orders are received. Further, a significant portion of net sales in a given quarter may depend on assemblies configured, completed, packaged and shipped in the final weeks of such quarter. In addition to the variability resulting from the short-term nature of its customers' commitments, other factors have contributed, and may in the future contribute, to such fluctuations. These factors include, among other things, customers' announcements and introductions of new products or new generations of products, evolutions in the life cycles of customers' products, timing of expenditures in anticipation of future orders, cost effectiveness in managing manufacturing processes, changes in costs and availability of labor and components, efficiencies achieved by the Company in managing inventory and fixed assets, a shift in the Company's product assembly mix which results in fluctuating margins, capacity utilization, inventory obsolescence, currency exchange rate movements, acquisitions and related charges and expenses, competition in the electronics manufacturing services market, trends in the electronics industry and changes or anticipated changes in economic conditions. An interruption in manufacturing resulting from shortages of parts or equipment, fire, earthquake or other natural disaster, equipment failure or otherwise could have a material adverse effect on the Company's business, financial condition and results of operations. Because the Company's operating expenses are based on anticipated revenue levels and a high percentage of the Company's operating expenses are relatively fixed, any unanticipated shortfall in revenue in a quarter may have a material adverse impact on the Company's business, financial condition and results of operations for that quarter. Management's failure to effectively manage the costs of the manufacturing processes and manage inventory levels also could have a material adverse effect on the Company's business, financial condition and results of operations. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

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


Management of Growth

     The Company has grown rapidly in recent years and expects to continue to expand its operations. Such growth has placed, and will continue to place, significant strain on the Company's management, operations, technical, financial, systems, marketing and other resources. The Company's ability to manage its growth will require it to continue to invest in its operational, financial and management information systems, as well as to develop further the management skills of its managers and supervisors and to retain, motivate and effectively manage its employees. In addition, as a result of an inventory shortfall occurring in the fourth quarter of 1997, the Company has reviewed and continues to review its security procedures and operating and financial controls and, based upon such review, has implemented enhanced security systems and inventory work-in-process tracking systems and expects to continue to identify opportunities to implement enhanced procedures and controls. There can be no assurance, however, that the controls implemented by management will result in the cost savings anticipated by management. If the Company's management is unable to manage growth effectively, the quality of the Company's services and products, its ability to retain key personnel and its results of operations could be materially and adversely affected. Competition for personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future, especially senior managers, engineering and sales personnel. The failure to hire and retain such personnel could have a material adverse effect on the Company's business, financial condition and results of operations. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statements--Acquisitions and Geographic Expansion" and "--Dependence Upon Key Personnel and Skilled Employees."


Acquisitions and Geographic Expansion

     On May 10, 1999, the Company entered into a definitive merger agreement with CMC Industries, Inc. ("CMC"). The closing of the merger with CMC (the "Merger") is subject to the approval of the shareholders of CMC and the Company, various regulatory approvals and other customary closing conditions. Therefore, there can be no assurance that the Company will be able to successfully complete the Merger in a timely fashion or at all. Moreover, the Company has limited experience in managing geographically dispersed operations, in integrating acquired companies into its operations, in expanding the scope of operations of acquired businesses, and in operating outside the Northeastern United States. Therefore, there can be no assurance that the Company will realize any of the expected synergies from the Merger or operate the acquired CMC business profitably in the future.

     The Merger and any other future acquisitions by the Company of additional companies, businesses or assets also involve numerous business risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns and the potential loss of key employees from the combined company. Therefore, there can be no assurance that the key employees and businesses of acquired companies, including CMC, will be successfully integrated with the Company, that CMC or any acquired business will contribute significantly to the Company's sales or earnings, or that sales and earnings of the Company will not be adversely effected by the integration process or other factors. The Merger as well as any future such transaction may also result in the assumption of additional liabilities of the acquired company or business, the potentially dilutive issuance of equity securities, various transaction costs and expenses and the incurrence of additional debt and amortization expenses related to goodwill and other intangible assets, all of which could materially and adversely affect the Company's business, financial condition and results of operations following such a transaction.

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

Litigation

     On February 27, 1998, the Company and certain of the Company's officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the District of Massachusetts. The complaint was then amended on October 16, 1998. The plaintiffs purport to represent a class of all persons who purchased or otherwise acquired the Company's Common Stock in the period from April 17, 1997 through March 31, 1998. The amended complaint alleges, among other things, that the defendants knowingly made misstatements to the investing public about the value of the Company's inventory and the nature of its accounting practices. On December 15, 1998, the Company filed a motion to dismiss the case in its entirety based on the pleadings. The Company's motion to dismiss has been fully briefed by both sides, and oral argument was heard on April 28, 1999. The Company believes the claims asserted in the amended complaint are without merit and intends to continue to defend itself vigorously in this action. The Company further believes that this litigation will not have a material adverse effect on the Company's business and results of operations, although there can be no assurance as to the ultimate outcome of these matters.


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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to changes in interest rates and foreign currency exchange primarily in its cash, debt and foreign currency transactions. The Company does not hold derivative financial instruments for trading or speculative purposes.

     The Company has a $55.0 million Senior Secured Credit Facility ("Credit Facility") which bears interest at a variable interest rate. The Company has also entered into a $17.0 million interest rate swap agreement which matures in October 2001 and is classified as held for purposes other than trading, in order to reduce the impact of fluctuating interest rates on its Credit Facility. Under this swap agreement, the Company agrees with the counterpart to pay fixed rate payments on a monthly basis, based upon an annual interest rate of 6.76% in exchange for receiving variable rate payments, on a monthly basis, calculated on an agreed-upon notional amount. Net interest payments or receipts from interest rate swaps are recorded as adjustments to interest expense in the Company's Condensed Consolidated Statement of Operations. The Company's exposure related to adverse movements in interest rates is primarily derived from the variable rate on the remainder of the Company's Credit Facility. As of March 31, 1999, $17.0 million of the outstanding balance of $41.3 million under the Credit Facility was at a rate of 6.76% and the remainder of the Credit Facility was at an 8.0% interest rate. Based on the portion of this balance in excess of $17 million, an adverse change of one percent in the interest rate would cause a change in interest expense of approximately $243,000 on an annual basis.

     The foreign currency to which the Company has exchange rate exposure is the Irish punt. International operations do not currently constitute a significant portion of the revenues of the Company and therefore this exposure is not considered material to the Company.

     Based on a hypothetical ten percent adverse movement in interest rates and foreign currency exchange rates, the potential losses in future earnings, fair value of the risk-sensitive financial instruments and cash flows are immaterial. However, the actual effects of interest rates and foreign currency exchange rates may differ materially from the hypothetical analysis.

                         PART II.   OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit              Description
     -------              -----------
     10.                  Global Master Rental Agreement dated May 1, 1998
                          between the Company and Comdisco, Inc.


     11.                  Computation of Net Income (Loss) Per Common Share

     27.                  Financial Data Schedule

(b)  Reports on Form 8-K

     The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 1999                        ACT MANUFACTURING, INC.
                                    /s/ JEFFREY B. LAVIN
                                    --------------------------------------------
                                    Jeffrey B. Lavin
                                    Vice President of Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No.        Description
-----------        -----------
10.                Global Master Rental Agreement dated May 1, 1998 between the
                   Company and Comdisco, Inc.

11.                Computation of Net Income (Loss) Per Common Share

27.                Financial Data Schedule