Form 10-Q
period 1999-06-30
ACT MANUFACTURING INC
filed 1999-08-16
CIK 937971

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------

                                    FORM 10-Q

          |X|  Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1999

                                       or

          |_| Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Transition Period From _____ To _____

                         Commission File Number: 0-25560

                             ACT Manufacturing, Inc.
             (Exact name of registrant as specified in its charter)

         Massachusetts                                         04-2777507
         -------------                                         ----------
(State or other jurisdiction of                          (IRS Employer ID. No.)
 incorporation or organization)

          2 Cabot Road                                           01749
     Hudson, Massachusetts                                     ---------
     ---------------------                                     (Zip code)
     (Address of principal
       executive offices)

Registrant's telephone number, including area code: (978) 567-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock                                12,932,499 Shares
        ------------                                -----------------
          (Class)                            (Outstanding on August 9, 1999)

                             ACT MANUFACTURING, INC.

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1--Financial Statements:
Condensed Consolidated Statements of Operations for the three months ended
  June 30, 1999 and 1998....................................................   3
Consolidated Statements of Comprehensive Income for the three months ended
  June 30, 1999 and 1998....................................................   3
Condensed Consolidated Statements of Operations for the six months ended
  June 30, 1999 and 1998....................................................   4
Consolidated Statements of Comprehensive Income for the six months ended
  June 30, 1999 and 1998....................................................   4
Condensed Consolidated Balance Sheets as of June 30, 1999 and
  December 31, 1998.........................................................   5
Condensed Consolidated Statements of Cash Flows for the six months ended
  June 30, 1999 and 1998....................................................   6
Notes to Condensed Consolidated Financial Statements........................   7

ITEM 2--Management's Discussion and Analysis of Financial Condition and
  Results of Operations.....................................................   9

PART II. OTHER INFORMATION

ITEM 4--Submission of Matters to a Vote of Security Holders.................  27

ITEM 6--Exhibits and Reports on Form 8-K....................................  27

Signatures..................................................................  29

Exhibit Index...............................................................  30

                          PART I. FINANCIAL INFORMATION

                             ACT MANUFACTURING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (unaudited--in thousands, except share data)

                                                     Three Months Ended June 30,
                                                     ---------------------------
                                                         1999           1998
                                                      ----------     ----------
Net sales ........................................    $   81,333     $   74,173
Cost of goods sold ...............................        73,252         70,187
                                                      ----------     ----------
Gross profit .....................................         8,081          3,986

Selling, general and administrative expenses .....         3,774          3,440
                                                      ----------     ----------
Operating income .................................         4,307            546

Interest and other expense .......................           680            403
                                                      ----------     ----------

Income before provision for income taxes .........         3,627            143

Provision for income taxes .......................         1,450             57
                                                      ----------     ----------

Net income .......................................    $    2,177     $       86
                                                      ==========     ==========

Basic net income per common share ................    $     0.24     $     0.01
                                                      ==========     ==========
Diluted net income per common share ..............    $     0.23     $     0.01
                                                      ==========     ==========
Weighted average shares outstanding--basic .......     9,090,466      9,062,946
                                                      ==========     ==========
Weighted average shares outstanding--diluted .....     9,453,009      9,182,356
                                                      ==========     ==========

                             ACT MANUFACTURING, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (unaudited--in thousands)

                                                    Three Months Ended June 30,
                                                    ---------------------------
                                                         1999        1998
                                                        ------      ------
Net income .......................................      $2,177      $   86
Other comprehensive income (loss):

     Foreign currency translation adjustment .....          38          (4)
                                                        ------      ------
Comprehensive income .............................      $2,215      $   82
                                                        ======      ======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ACT MANUFACTURING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (unaudited--in thousands, except share data)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                          1999          1998
                                                      -----------   -----------
Net sales .........................................   $   162,523   $   135,116
Cost of goods sold ................................       146,933       129,158
                                                      -----------   -----------
Gross profit ......................................        15,590         5,958

Selling, general and administrative expenses ......         7,455         6,457
                                                      -----------   -----------
Operating income (loss) ...........................         8,135          (499)

Interest and other expense ........................         1,397         1,235
                                                      -----------   -----------

Income (loss) before provision for income taxes ...         6,738        (1,734)

Provision (benefit) for income taxes ..............         2,695          (694)
                                                      -----------   -----------

Net income (loss) .................................   $     4,043   $    (1,040)
                                                      ===========   ===========

Basic net income (loss) per common share ..........   $      0.45   $     (0.11)
                                                      ===========   ===========
Diluted net income (loss) per common share ........   $      0.43   $     (0.11)
                                                      ===========   ===========
Weighted average shares outstanding--basic ........     9,079,237     9,062,946
                                                      ===========   ===========
Weighted average shares outstanding--diluted ......     9,478,107     9,062,946
                                                      ===========   ===========

                             ACT MANUFACTURING, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                (unaudited--in thousands, except per share data)

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                           1999         1998
                                                         -------      -------
Net income (loss) .................................      $ 4,043      $(1,040)
Other comprehensive income (loss):
     Foreign currency translation adjustment ......           81            3
                                                         -------      -------
Comprehensive income (loss) .......................      $ 4,124      $(1,037)
                                                         =======      =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ACT MANUFACTURING, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           (Unaudited)
                                                          June 30, 1999  December 31, 1998
                                                          -------------  -----------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .......................      $   4,640       $   5,389
     Accounts receivable, net ........................         69,637          70,546
     Inventory .......................................         45,406          45,337
     Prepaid expenses and other assets ...............          2,350           2,204
     Deferred taxes ..................................          1,360           1,360
                                                            ---------       ---------

          Total current assets .......................        123,393         124,836

PROPERTY AND EQUIPMENT--Net ..........................         16,074          13,489
GOODWILL--Net ........................................          5,285           5,506
OTHER ASSETS--Net ....................................          1,792           1,538
                                                            ---------       ---------

TOTAL ................................................      $ 146,544       $ 145,369
                                                            =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable ................................      $  48,220       $  50,592
        Accrued compensation and related taxes .......          1,080           1,463
        Income tax payable ...........................          2,059             505
     Accrued expenses and other ......................          1,596           2,100
                                                            ---------       ---------

          Total current liabilities ..................         52,955          54,660
                                                            ---------       ---------

LONG-TERM DEBT--Less current portion .................          2,044             977
                                                            ---------       ---------

NOTE PAYABLE BANK ....................................         36,719          39,498
                                                            ---------       ---------

STOCKHOLDERS' EQUITY:
     Common stock ....................................             91              91
     Additional paid-in capital ......................         39,673          39,205
     Accumulated other comprehensive income (loss) ...            (99)           (180)
     Retained earnings ...............................         15,161          11,118
                                                            ---------       ---------

          Total stockholders' equity .................         54,826          50,234
                                                            ---------       ---------

TOTAL ................................................      $ 146,544       $ 145,369
                                                            =========       =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ACT MANUFACTURING, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                            Six Months
                                                                                            ----------
                                                                                          Ended June 30,
                                                                                          --------------
                                                                                         1999         1998
                                                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .................................................................   $   4,043    $  (1,040)
                                                                                      ---------    ---------
Adjustments to reconcile net income to net cash provided by (used for) by operating activities:
          Deferred taxes ..........................................................          --         (694)
          Depreciation and amortization ...........................................       2,031        1,555
          (Decrease) increase in cash from:
               Accounts receivable--trade .........................................         910      (13,592)
               Inventory ..........................................................         (69)      (8,206)
               Prepaid expenses and other assets ..................................        (146)        (585)
               Accounts payable ...................................................      (2,372)      32,229
               Accrued expenses ...................................................      (1,550)       1,249
               Income tax payable .................................................       1,554        6,108
                                                                                      ---------    ---------
                          Total adjustments .......................................         358       18,064
                                                                                      ---------    ---------

Net cash provided by operating activities .........................................       4,401       17,024
                                                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment ........................................      (2,198)      (5,780)
     Increase in other assets .....................................................        (254)         (21)
                                                                                      ---------    ---------

     Net cash used for investing activities .......................................      (2,452)      (5,801)
                                                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under line-of-credit agreements ...................................     144,264      109,870
     Repayments under line-of-credit agreements ...................................    (147,043)    (122,692)
     Repayments of long-term debt .................................................        (468)        (213)
     Net proceeds from sale of stock ..............................................         468           --
                                                                                      ---------    ---------

Net cash used for financing activities ............................................      (2,779)     (13,035)
                                                                                      ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS ...........................          81            2
                                                                                      ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS .........................................        (749)      (1,810)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ......................................       5,389        5,165
                                                                                      ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD ..........................................   $   4,640    $   3,355
                                                                                      =========    =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                             ACT MANUFACTURING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    SIGNIFICANT ACCOUNTING POLICIES

            The unaudited interim condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management are of a normal recurring nature, necessary to fairly state ACT Manufacturing, Inc.'s (the "Company") financial position, cash flows and the results of operations for the periods presented and have been prepared on a basis substantially consistent with the audited financial statements.

            The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the period ending December 31, 1998 filed with the Securities and Exchange Commission.

2.    INVENTORY

      Inventory consisted of the following at:

                                           June 30, 1999  December 31, 1998
                                           -------------  -----------------
                                                    (in thousands)
      Raw material ......................      $38,516         $32,486
      Work in process ...................        6,804          10,874
      Finished goods ....................           86           1,977
                                               -------         -------
           Total ........................      $45,406         $45,337
                                               =======         =======

3.    NET INCOME (LOSS) PER COMMON SHARE

            Basic net income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution as if common equivalent shares outstanding (common stock options) were exercised and converted into common stock unless the effect of such equivalent shares were antidilutive.

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

      A summary of information about the Company's operations by segment for the three months ended June 30, 1999 and 1998 is as follows:

                                      PCB      Cable     Intercompany   Corporate   Total
                                      ---      -----     ------------   ---------   -----
1999
Revenue                             $73,615   $ 8,907      $(1,189)      $    --   $81,333
Material and direct labor expense    59,150     5,274           --            --    64,424
Direct gross profit                  14,465     3,633       (1,189)           --    16,909
Indirect labor and overhead              --        --           --         8,828     8,828
Total gross  profit                      --        --           --            --     8,081

1998
Revenue                             $65,142   $11,435      $(2,404)      $    --   $74,173
Material and direct labor expense    52,381     9,137           --            --    61,518
Direct gross profit                  12,761     2,298       (2,404)           --    12,655
Indirect labor and overhead              --        --           --         8,669     8,669
Total gross profit                       --        --           --            --     3,986

      A summary of information about the Company's operations by segment for the six months ended June 30, 1999 and 1998 is as follows:

                                       PCB       Cable     Intercompany     Corporate    Total
                                       ---       -----     ------------     ---------    -----
1999
Revenue                             $146,956   $ 17,475      $ (1,908)      $     --   $162,523
Material and direct labor expense    118,555     10,983            --             --    129,538
Direct gross profit                   28,401      6,492        (1,908)            --     32,985
Indirect labor and overhead               --         --            --         17,395     17,395
Total gross  profit                       --         --            --             --     15,590

1998
Revenue                             $118,359   $ 20,652      $ (3,895)      $     --   $135,116
Material and direct labor expense     97,066     15,846            --             --    112,912
Direct gross profit                   21,293      4,806        (3,895)            --     22,204
Indirect labor and overhead               --         --            --         16,246     16,246
Total gross profit                        --         --            --             --      5,958

5.    NEW FINANCIAL ACCOUNTING STANDARDS

            In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 1999 and effective for the fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company. The Company will adopt this accounting standard on January 1, 2001, as required.

6.    EQUIPMENT LEASES

      The Company leases certain equipment used in its manufacturing operations under capital lease agreements that expire through 2003. During the first quarter of 1999 the Company refinanced approximately $2.6 million of its then existing operating leases and classified these leases as capital leases in the accompanying Condensed Consolidated Balance Sheet for the six month period ending June 30, 1999. The effect of this refinancing on the Company's results of operations will not differ materially from the previous lease financing arrangements.

7.    CONTINGENCIES

            On February 27, 1998, the Company and certain of the Company's officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the District of Massachusetts. The complaint was then amended on October 16, 1998. The plaintiffs purport to represent a class of all persons who purchased or otherwise acquired the Company's Common Stock in the period from April 17, 1997 through March 31, 1998. The amended complaint alleges, among other things, that the defendants knowingly made misstatements to the investing public about the value of the Company's inventory and the nature of its accounting practices. On December 15, 1998, the Company filed a motion to dismiss the case in its entirety based on the pleadings. The Company's motion to dismiss was granted without prejudice on May 27, 1999, and the case was closed by the Court on June 1, 1999. On June 28, 1999 the plaintiffs filed a motion with the Court seeking permission to file a second amended complaint. The Company opposed that motion. On July 13, 1999 the Court denied the plaintiffs' motion to amend, noting "final judgment having entered in this case." On July 26, 1999 the plaintiffs filed a motion with the Court asking the Court to extend the 30-day period for filing an appeal of its ruling dismissing the case. The Company has opposed that motion. The Company believes the claims asserted in the action are without merit and intends to continue to defend itself vigorously in this action if an appeal is filed. The Company further believes that this litigation will not have a material adverse effect on the Company's business and results of operations, although there can be no assurance as to the ultimate outcome of these matters. No provision for any liability that may result from this litigation has been made in the accompanying consolidated financial statements.

8.    SUBSEQUENT EVENT

            On July 29, 1999, the Company announced the completion of its merger with CMC Industries, Inc. ("CMC"), a provider of electronics manufacturing services to original equipment manufacturers in the networking and telecommunications, computer and electronics industries. Under the terms of the merger agreement, each share of CMC common stock is exchanged for
      0.5 of a share of ACT Manufacturing common stock and all CMC stock options are being assumed by ACT. The Company will issue approximately $7.8 million shares of common stock, and will reserve approximately $.9 million shares of common stock for future issuance under CMC's 1990 Equity Incentive Plan pursuant to this merger transaction. The merger is being accounted for as a pooling of interests

            Additionally, on July 29, 1999, the Company announced that it had executed an Amended and Restated Credit Agreement for a new $107 million Senior Secured Credit Facility ("Credit Facility") with a group of banks led by The Chase Manhattan Bank as agent ("Agent") to replace the Company's $55 million Senior Secured Credit Facility with the banks. This new Credit Facility provides for a $7 million, five year Term Loan ("Term Loan") and a $100 million five year Line of Credit ("Revolving Credit Facility"), both of which are secured by substantially all of the assets of the Company. The Term Loan shall amortize at a rate of $1 million per year for the first year and $1.5 million per year for years two through five. The Revolving Credit Facility provides for borrowings up to an aggregate amount of $100 million, limited to a certain percentage of qualified accounts receivable and qualified inventory. Interest is payable monthly. For the Term Loan, the Company may choose an interest rate of either (i) 2.5% above the prevailing London Interbank Offering rate ("LIBOR"), or (ii) .5% above the prime rate as announced by the Agent. For the Revolving Credit Facility the Company may choose an interest rate of either (i) 2.25% above the prevailing LIBOR rate, or (ii) .25% above the prime rate as announced by the Agent. In addition to certain other prohibited actions, the Credit Facility limits capital expenditures by the Company and prohibits the payment of cash dividends on the Company's common stock. The Credit Facility requires the Company to maintain certain minimum fixed charge coverage ratios and maximum leverage ratios.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations contains trend analysis and other forward-looking statements. Actual results could differ materially from those set forth in the forward-looking statements as a result of factors set forth elsewhere herein, including under "Cautionary Statements." This discussion should be read in conjunction with the accompanying condensed consolidated financial statements for the periods specified and the associated notes. Further reference should be made to the Company's Annual Report on Form 10-K for the period ending December 31, 1998.

Overview

      ACT Manufacturing, Inc. provides value-added electronics manufacturing services for original equipment manufacturers ("OEMs") in the networking and telecommunications, computer, industrial and medical equipment markets. The Company provides OEMs with complex printed circuit board assembly primarily utilizing advanced surface mount technology, mechanical and molded cable and harness assembly, electro-mechanical sub-assembly, and total system assembly and integration. The Company targets emerging and established OEMs who require moderate-volume production runs of complex, leading-edge commercial market applications. These applications are generally characterized by multiple configurations and high PCB densities. Such applications therefore generally require technologically-advanced and flexible manufacturing as well as a higher degree of value-added services. As an integral part of its service to customers, the Company provides the following services: advanced manufacturing and test engineering, flexible materials management, comprehensive test services, product repair, packaging, order fulfillment and distribution.

      At June 30, 1999, the Company manufactured at six leased facilities having an aggregate of 358,000 square feet. Of the Company's leased facilities, four of the facilities are located in Massachusetts, one in Lawrenceville, Georgia and one in Dublin, Ireland. All of the Company's manufacturing facilities have been certified to the ISO 9002 international quality standard.

      As of June 30, 1999, the Company had 1,013 employees, down from 1,042 employees at December 31, 1998.

      The Company recognizes revenue upon shipment to customers. The Company generally does not obtain long-term purchase orders or commitments from its customers. ACT thus works with its customers to anticipate delivery dates and future volume of orders based on customer forecasts. The level and timing of orders placed by its customers vary due to: customer attempts to manage inventory, changes in the customer's manufacturing strategy and variation in demand for customer products due to, among other things, introduction of new products, product life cycles, competitive conditions or industry or general economic conditions. The Company may purchase components for product assemblies based on customer forecasts. However, the Company's policy is that customers are responsible for materials and associated acquisition costs in the event of a significant reduction, delay or cancellation of orders from the forecasted amounts.

      On July 29, 1999, the Company announced the completion of its merger with CMC Industries, Inc. ("CMC"), a provider of electronics manufacturing services to original equipment manufacturers in the networking and telecommunications, computer and electronics industries. Under the terms of the merger agreement, each share of CMC common stock is exchanged for 0.5 of a share of ACT common stock and all CMC stock options are being assumed by ACT. The Company will issue approximately $7.8 million shares of common stock, and will reserve approximately $.9 million shares of common stock for future issuance under CMC's 1990 Equity Incentive Plan pursuant to this merger transaction. The merger is being accounted for as a pooling of interests.

Results of Operations--Three Months Ended June 30, 1999 and 1998

      Net sales increased $7.1 million or 9.6% to $81.3 million for the three month period ended June 30, 1999 compared with $74.2 million for the same period in 1998. The increase was attributed principally to an expansion of business from existing customers and sales to new customers in the printed circuit board assembly markets offset by a decrease in cable revenues. Net sales in the printed circuit board segment (including system integration, test, repair and order fulfillment) as a percentage of total net sales was approximately 90% for the three month period ended June 30, 1999 compared to approximately 88% for the same period in 1998. Net sales in the cable segment accounted for approximately 10% of total net sales for the three month period ending June 30, 1999 compared to approximately 12% of total net sales for the same period in 1998.

      Gross profit increased $4.1 million or 102.7% to $8.1 million for the three months ended June 30, 1999 compared with $4.0 million for the same period in 1998. Gross profit as a percentage of net sales ("gross margin") increased to 9.9% for the three months ended June 30, 1999 from 5.4% for the three months ended June 30, 1998. This increase was attributable to a higher absorption of manufacturing overhead and the positive impact of the Company's cost management programs.

      Selling, general and administrative ("SG&A") expenses increased $0.4 million or 9.7% to $3.8 million, or 4.6% of net sales, for the three months ended June 30, 1999 compared with $3.4 million, or 4.6% of net sales, for the three months ended June 30, 1998. SG&A increased primarily due to costs related to the additional investment in key general and administrative functions within the Company to support both current and anticipated revenue growth. However, SG&A as a percentage of net sales for the three months ended June 30, 1999 remained unchanged when compared to the three months ended June 30, 1998 as a result of the Company's continued focus on cost management programs while sales volume increased.

      Operating income increased $3.8 million to $4.3 million, or 5.3% of net sales, for the three months ended June 30, 1999 compared with operating income of $0.5 million, or 0.7% of net sales, for the same period in 1998 as a result of the above factors.

      Interest and other expense for the three months ended June 30, 1999 increased 68.7% to $0.7 million compared to $0.4 million for the three months ended June 30, 1998. The increase was primarily due to higher average loan balances outstanding during the three month period ended June 30, 1999 compared to the same period in 1998.

Results of Operations--Six Months Ended June 30, 1999 and 1998

      Net sales increased $27.4 million or 20.3% to $162.5 million for the six month period ended June 30, 1999 compared with $135.1 million for the same period in 1998. The increase was attributed principally to an expansion of business from existing customers and sales to new customers in the printed circuit board assembly markets offset by a decrease in cable revenues. Net sales in the printed circuit board segment (including system integration, test, repair and order fulfillment) as a percentage of total net sales was approximately 90% for the six month period ended June 30, 1999 compared to approximately 87% for the same period of 1998. Net sales in the cable segment accounted for approximately 10% of total net sales for the six month period ended June 30, 1999 compared to approximately 13% of total net sales for the same period in 1998.

      Gross profit increased $9.5 million or 161.7% to $15.5 million for the six months ended June 30, 1999 compared with $6.0 million for the same period in 1998. The gross margin increased to 9.6% for the six months ended June 30, 1999 from 4.4% for the six months ended June 30, 1998. This increase was attributable to a higher absorption of manufacturing overhead, the positive impact of the Company's cost management programs and a favorable product mix.

      SG&A expenses increased $1.0 million or 15.5% to $7.5 million, or 4.6% of net sales, for the six months ended June 30, 1999 compared with $6.5 million, or 4.8% of net sales, for the six months ended June 30, 1999. SG&A increased primarily due to costs related to additional facilities and the additional investment in key general and administrative functions within the Company to support both current and anticipated revenue growth. SG&A as a percentage of net sales for the six months ended June 30, 1999 was lower than the corresponding period in 1998 reflecting growth in sales volume in 1999 and the positive effects of the Company's cost management programs.

      Operating income increased $8.6 million to $8.1 million, or 5.0% of net sales, for the six months ended June 30, 1999 compared with an operating loss of $0.5 million for the same period in 1998 as a result of the above factors.

      Interest and other expense for the six months ended June 30, 1999 increased 13.1% to $1.4 million compared to $1.2 million for the six months ended June 30, 1998. The increase was principally due to higher average loan balances outstanding during the six month period ended June 30, 1999 compared with the same period of 1998.

Financial Condition, Liquidity and Capital Resources

      The Company had working capital of $70.4 million at June 30, 1999 compared with $70.2 million at December 31, 1998. Operating activities provided $4.4 million of cash for the first six months of 1999 compared with cash provided by operations of $17.0 million for the comparable period in 1998. Net cash provided by operating activities for the first six months of 1999 was primarily the result of profitable operations for the six months ended June 30, 1999 offset by a decrease in accounts payable and accrued expenses.

      In the fourth quarter of 1998, the Company executed a $55.0 million Senior Secured Credit Facility to replace the Company's $50.0 million loan and security agreement then outstanding. At June 30, 1999 $36.7 million of this Credit Facility was then utilized and an additional $15.2 million was available for use based upon the applicable borrowing base. At June 30, 1999 the interest rate on the $55.0 million Credit Facility was 8.00%.

The Company has entered into a $17.0 million interest rate swap in order to fix the interest rate on a portion of its outstanding borrowings. The swap agreement provides for payments by the Company at a fixed rate of interest of 6.76% and matures on October 19, 2001.

      The Company leases certain equipment used in its manufacturing operations under capital lease agreements that expire through 2003. During the first quarter of 1999 the Company refinanced approximately $2.6 million of its then existing operating leases and classified these leases as capital leases in the accompanying Condensed Consolidated Balance Sheet for the six months ending June 30, 1999. The effect of this refinancing on the Company's results of operations will not differ materially from the previous lease financing arrangements.

      On July 29, 1999, the Company announced that it had executed an Amended and Restated Credit Agreement for a new $107 million Senior Secured Credit Facility ("Credit Facility") with a group of banks led by The Chase Manhattan Bank as agent ("Agent") to replace the Company's $55 million Senior Secured Credit Facility with the banks. This new Credit Facility provides for a $7 million, five year Term Loan ("Term Loan") and a $100 million five year Line of Credit ("Revolving Credit Facility"), both of which are secured by substantially all of the assets of the Company. The Term Loan shall amortize at a rate of $1 million per year for the first year and $1.5 million per year for years two through five. The Credit Facility also provides for borrowings up to an aggregate amount of $100 million, limited to a certain percentage of qualified accounts receivable and qualified inventory. Interest is payable monthly. For the Term Loan, the Company may choose an interest rate of either (i) 2.5% above the prevailing London Interbank Offering rate ("LIBOR"), or (ii) .5% above the prime rate as announced by the Agent. For the Revolving Credit Facility the Company may choose an interest rate of either (i) 2.25% above the prevailing LIBOR rate, or (ii) .25% above the prime rate as announced by the Agent. In addition to certain other prohibited actions, the Credit Facility limits capital expenditures by the Company and prohibits the payment of cash dividends on the Company's common stock. The Credit Facility requires the Company to maintain certain minimum fixed charge coverage ratios and maximum leverage ratios.

Year 2000 Readiness Disclosure Statements

      ACT is subject to various Year 2000 risks, relating to its internal systems, the systems of its key suppliers and the potential decrease in demand for its customers' products. The Company and the companies with which it does business utilize computer software programs, operating systems and embedded technology in the conduct of their operations. Many computer software programs, operating systems and technology in use today are unable to distinguish between the year 2000 and the year 1900 because they use a two-digit shorthand to define the applicable year. This is commonly known as the Year 2000 problem or issue. If the Company does not properly identify and correct its Year 2000 issues prior to January 1, 2000, the operations of the Company could be materially disrupted. Such disruptions could be caused by, among other things, an inability to do the following using current processes and systems: receive technical specifications, purchase orders and payments from customers; order, receive, record and pay for inventory; manufacture and ship products; send invoices; process internal and external transactions; and engage in similar normal business activities. In addition, the Company's operations could also be significantly disrupted if the companies with which it does business are not Year 2000 compliant on a timely basis. Such a failure could adversely affect a company's ability to do business with ACT. Any of these Year 2000 failures or disruptions could have a material adverse effect on the Company's business, financial condition or results of operations.

      To address these issues the Company has undertaken an extensive project to assess and remedy the areas within its business and operations which could be adversely affected by Year 2000 issues, including its information technology ("IT") and non-IT systems and processes. The first phase of the project is: (i) to determine the extent of the Company's Year 2000 problem by reviewing all of the Company's hardware, software, equipment and embedded technology to determine if any of this software and technology is not Year 2000 compliant; and (ii) to determine whether companies with which it does significant business will be Year 2000 compliant on a timely basis. The next stage in the project is to correct or replace and test all such hardware, software, equipment and embedded technology of the Company. In the second phase of the project, ACT will also address the Year 2000 issues identified at the Company's vendors and customers, as appropriate. The project was conducted by the Company using internal and external resources. Finally, the Company will determine the need to formulate and revise contingency plans based on the results of its assessment and redemption efforts with regard to its own Year 2000 issues as well as those of its customers and suppliers.

      All phases of the project, as defined above, have been substantially completed. Additionally, contingency plans have been prepared where the Company has determined such a plan is necessary. The Company has discussed Year 2000 compliance with its vendors, third-party service providers and customers, and has not been informed by any vendor, third-party service providers or customer of material Year 2000 compliance problems which could cause a material disruption in the Company's operations. The Company will continue to work with its vendors, third-party service providers and customers to identify any possible issues.

      Based on its review to date, the Company expects the total cost of its Year 2000 assessment and remediation project to be approximately $0.6 million, of which approximately $0.4 million has been expensed to date. The Company's current expectations regarding the total cost of its Year 2000 project are subject to change as the project progresses or additional information is obtained. The sources of the funds for the Company's Year 2000 project are operating cash flow and available equipment lease-lines. No other material Company IT project has been deferred as a result of the Year 2000 project. The Company currently does not believe that internal Year 2000 issues will have a material adverse effect on the Company's business. ACT cannot assure you of this, however.

      The Company has identified its significant systems which could be adversely affected by Year 2000 issues to be: (i) manufacturing equipment (including SMT lines) and testing equipment, (ii) integrated enterprise resource planning ("ERP") systems and networking software and equipment used in its Massachusetts, Georgia and Ireland facilities, and (iii) electronic commerce capabilities. The Company has obtained certifications form its equipment vendors indicating that its critical manufacturing and testing equipment is Year 2000 compliant. The Company has completed testing of its critical equipment. The Company has installed and tested a vendor-certified Year 2000 compliant version of ERP software in its Massachusetts facilities. The version of the ERP software used by the Company's Georgia facility is certified as Year 2000 compliant by the vendor and was installed and tested by the Company in February 1999. The ERP systems used in the Company's Ireland facility is not Year 2000 compliant and cannot be upgraded. The Company has purchased and installed the version of the vendor-certified Year 2000 compliant software utilized in its Georgia facility in its Ireland facility. All network software and electronic commerce capabilities have been remediated as the Company believes necessary. For the above identified applications, the Company has developed manual process procedures as a contingency plan.

      The Company's plans and programs to become Year 2000 compliant may not succeed in their entirety and the Company's contingency plans may not be comprehensive or adequate. In addition one or more of the Company's vendors, third-party service providers or customers may have material Year 2000 compliance problems. If either the Company or any of its customers, third-party service providers or suppliers fail to become Year 2000 compliant on a timely basis, or if the Company's contingency plans are not fully comprehensive or adequate, the result could be a significant disruption in the Company's business. Any such failure would result in a material adverse effect on the Company's business, financial condition or results of operations.

New Financial Accounting Standards

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 1999, effective for the fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company. The Company will adopt this accounting standard on January 1, 2001, as required.

Cautionary Statements

      The Private Securities Litigation Reform Act of 1995 (the "Act") contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involve risks and uncertainties. Any statements in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements (including, but not limited to, statements concerning expectations regarding, and the potential effects of, the merger with CMC Industries; the Company's Year 2000 plans, expectations, compliance and cost; the characteristics and growth of the Company's market and customers; the Company's expectations, objectives and plans for future operations; the Company's ability to effectively manage the costs of the manufacturing processes and costs of the Company's internal operations; and the Company's expected results of operations, financial condition, liquidity and capital resources). The following cautionary statements should be considered carefully in evaluating the Company and its business. The factors discussed in these cautionary statements, among other factors, could cause actual results to differ materially from those contained in the forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the safe harbor provisions of the Act.

The expected benefits from the merger may not occur.

      We have completed the merger with CMC Industries with the expectation that the merger will result in certain benefits, including, without limitation:

      o     cost savings related to redundant activities;

      o     operating efficiencies;

      o     revenue enhancements; and

      o     other synergies.

      We cannot assure you that we will realize any of the anticipated benefits of the merger. Integrating CMC's operations and personnel will be a complex and difficult process and achieving the benefits of the merger will depend in large part upon the successful integration of CMC's business in an efficient and timely manner. The diversion of the attention of our management and any difficulties and related costs encountered in the process of combining ACT and CMC could cause the disruption of, or a loss of momentum in, our activities. The inability to successfully integrate the operations and personnel of CMC, or any significant delay in achieving integration, could have a material adverse effect on our business, financial condition and results of operations after the merger. The integration of CMC and our operation after the merger will result in significant costs as well as demands on management personnel. The merger would have had a dilutive effect on ACT's net income per share on a pro forma combined basis for recent periods. We cannot assure you that the merger will become accretive to net income at any point in the future or that the benefits derived by us in the merger will outweigh or exceed the dilutive effects of the merger.

The merger may result in loss of customers, employees and suppliers.

      The announcement and completion of the merger could cause certain of our or CMC's customers to either seek alternative sources of product supply and service, or delay or change orders for products or services due to uncertainty over the integration of CMC. As a result, we may experience some customer attrition after the merger. For the same reason, we may also see certain suppliers ending their relationship with us. Difficulties in combining operations, including the uncertainty related to organizational changes, could also negatively affect employee morale and result in the loss of key employees as a result of the merger. Any steps taken by us to counter such increased customer, supplier and employee attrition may not be effective. Failure by us to control attrition could have a material adverse effect on our business, financial condition and results of operations.

We expect substantial transaction, consolidation and integration costs related to the merger.

      As a result of the merger, we incurred transaction costs of approximately $5.5 million, including investment banking, legal, accounting and printing fees. We expect that we will also incur significant consolidation and integration expenses which we cannot accurately estimate at this time. We expect to charge the majority of these costs and expenses to operations in fiscal 1999. The amount of the transaction costs is a preliminary estimate and is subject to change. Actual transaction costs may substantially exceed our estimates and, when combined with the expenses incurred in connection with the consolidation and integration of our companies, could have an adverse effect on our business, financial condition and operating results.

John A. Pino will have significant influence after the merger.

      John A. Pino, Chairman of the Board, President and Chief Executive Officer, and certain trusts for his benefit collectively beneficially own approximately 39% of our common stock after the merger. As a result, Mr. Pino is able to exert significant influence over us through his ability to influence the election of directors and all other matters that require action by our stockholders. The voting power of these stockholders under certain circumstances could have the effect of preventing or delaying a change in control of our Company.

Our business is dependent on a small number of large customers.

      For the six months ended June 30, 1999, our three largest customers accounted for approximately 66% of our net sales. Sales to customers representing at least 10% of net sales for such period were as follows:

      o     Nortel Networks (formerly Bay Networks and Aptis
            Communications)--26%;

      o     Lucent Technologies (formerly Ascend Communications)--24%; and

      o     EMC Corporation--15%.

For the first six months of 1998, our three largest customers accounted for approximately 67% of net sales. Sales to Lucent Technologies (formerly Ascend Communications and Prominent), Nortel Networks (formerly Bay Networks) and EMC were approximately 27%, 21% and 20% for such period.

      Likewise, in the nine months ended April 30, 1999, CMC's four largest customers accounted for approximately 65% of CMC's consolidated net sales. Sales to customers representing at least 10% of CMC's net sales for such period were as follows:

      o     Diamond Multimedia--30%;

      o     Reltec Corporation--16%; and

      o     Premisys Communications--11%.

In fiscal years ended July 31, 1998, 1997 and 1996, CMC's four largest customers accounted for approximately 56%, 61% and 63%, respectively, of CMC's consolidated net sales. CMC's sales to Micron Electronics, with whom business was discontinued in the second quarter of fiscal 1998, accounted for approximately 24% and 21% of CMC's revenues for the fiscal years ended July 31, 1998 and July 31, 1997, respectively.

      While this customer concentration is expected to decrease as a result of the merger, it is still a significant factor. Our results may depend to a significant extent on our ability to diversify our customer base to reduce our reliance on particular customers. We cannot assure you that our principal customers will continue to purchase products and services from us at current levels, if at all. Nor can we assure you that we will be able to consistently expand our customer base to make up any sales shortfalls from such major customers so as to increase overall revenue. Any of the following could have a material adverse effect on our business, financial condition and results of operations:

      o     the loss of one or more major customer;

      o a significant reduction or delay in purchases from any major customer;

      o     discontinuance by any major customer of products manufactured by us;

      o a reduction in demand for the products of major customers that are manufactured by us;

      o     the failure to expand our customer base;

      o     developments adverse to our customers or their products;

      o     consolidation in our customers' markets; or

      o the inability or unwillingness of a major customer to pay for products and services on a timely basis or at all.

Our business is dependent on the electronics industry.

      Our customer base has historically been concentrated in a limited number of segments within the electronics industry. Net sales to customers within the networking and telecommunications segment accounted for over 50% of our net sales in each of the first six months of 1999 and fiscal 1998 and 1997 and over 50% of CMC's net sales in each of the first nine months of fiscal 1999 and fiscal 1998 and 1997. These industry segments, and the electronics industry as a whole, are subject to:

      o     intense competition;

      o     rapid technological changes;

      o     significant fluctuations in product demand;

      o     relatively short product life-cycles;

      o     economic cycles, including recessionary periods;

      o     consequent product obsolescence; and

      o     consolidation.

Developments adverse to such industry segments could have a material adverse effect on us. Within the electronics industry, Year 2000 concerns may adversely affect demands or spending patterns for our customers' products, thereby adversely affecting demand for our services. A recessionary period or other event leading to excess capacity affecting the electronics industry generally or one or more of the industry segments served by us would likely result in intensified price competition, reduced gross margins and a decrease in net sales. Any of such factors could have a material adverse effect on our business, financial condition and results of operations.

Our customers do not enter into long-term purchase orders or commitments.

      The level and timing of orders placed by our customers vary due to:

      o     customer attempts to manage inventory;

      o     changes in the customers' manufacturing strategy; and

      o     variation in demand for customer products.

      We generally do not obtain long-term purchase orders or commitments from our customers. We work with our customers to anticipate delivery dates and future volume of orders based on customer forecasts. We rely on our estimates of anticipated future volumes when making commitments regarding:

      o     the levels of business that we will seek and accept;

      o     the timing of production schedules;

      o     the purchase of inventory; and

      o     the levels and utilization of personnel and other resources.

Customers may cancel, reduce or delay orders that were either previously made or anticipated for a variety of reasons. Significant or numerous cancellations, reductions or delays in orders by a customer could have a material adverse effect on our business, financial condition and results of operations. From time to time, we will purchase certain components without a customer commitment to pay for them. We may source components for product assemblies based on customer forecasts. However, our policy is that customers are responsible for materials and associated acquisition costs in the event of a significant reduction, delay or cancellation of orders from the forecasted amounts. A customer's unwillingness or inability to reimburse us for materials costs in the case of a significant variance from forecast could have a material adverse effect on our business, financial condition and results of operations.

We anticipate that our net sales and operating results will fluctuate.

      Our operating results have varied and may continue to fluctuate significantly from quarter to quarter. A substantial portion of net sales in a given quarter may depend on obtaining and fulfilling orders for assemblies to be manufactured and shipped in the same quarter in which those orders are received. Further, a significant portion of net sales in a given quarter may depend on assemblies configured, completed, packaged and shipped in the final weeks of such quarter. In addition to the variability resulting from the short-term nature of our customers' commitments, the following factors may contribute to such fluctuations:

      o     the level and timing of customer orders;

      o     shipment delays;

      o customers' announcements and introduction of new products or new generations of products;

      o     evolutions in the life cycles of customers' products;

      o     timing of expenditures in anticipation of future orders;

      o     cost effectiveness in managing manufacturing processes;

      o     changes in cost and availability of labor and components;

      o     inefficiencies in managing inventory and fixed assets;

      o     capacity utilization;

      o     inventory obsolescence;

      o     interruptions in manufacturing;

      o increased expenses, whether related to sales and marketing, administration or otherwise;

      o     accounts receivable or bad debt write-offs;

      o     acquisitions and related charges and expenses;

      o     competition in the electronics manufacturing services market;

      o     trends in the electronics industry; and

      o     changes or anticipated changes in economic conditions.

Because our operating expenses are based on anticipated revenue levels and a high percentage of our operating expenses are relatively fixed in the short term, any unanticipated shortfall in revenue in a quarter may have a material adverse effect on our business, financial condition and results of operations for that quarter. Also, any significant shift in our product assembly mix is likely to cause our margins to fluctuate and could have a material adverse impact on our results of operations for that period. Results of operations in any period should not be considered indicative of the results to be expected for any future period. It is likely that in some future period our results of operations will fail to meet the expectations of securities analysts or investors, and the price of our common stock could decline significantly.

We will face intense competition.

      The electronics manufacturing services industry is highly competitive. We compete against numerous U.S. and foreign electronics manufacturing services providers with global operations. We also face competition from a number of electronics manufacturing services providers who operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Consolidation in the electronics manufacturing services industry results in a continually changing competitive landscape. The consolidation trend in the industry also results in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. Certain of our competitors have substantially greater managerial, manufacturing, financial, systems, sales and marketing resources than we do. These competitors:

      o may have the ability to respond more quickly to new or emerging technologies;

      o may have greater name recognition, critical mass and market presence;

      o may have a greater ability to take advantage of acquisition opportunities;

      o     may adapt more quickly to changes in customer requirements; and

      o may devote greater resources to the development, promotion and sale of their services than us.

We may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power from component suppliers, distributors and raw material suppliers or who have lower cost structures. Our manufacturing processes are generally not subject to significant proprietary protection, and companies with greater resources or a greater geographic presence may enter the market. Increased competition from existing or potential competitors could result in price reductions, reduced margins or loss of market share. Each such result could have a material adverse effect on our business, financial condition and results of operations.

We will be dependent on a limited number of suppliers for certain components.

      We rely on a single or limited number of third-party suppliers for many proprietary components used in the assembly process. We do not have any long-term supply agreements. Shortages of certain electronic components have occurred from time to time. Moreover, the consolidating nature of our suppliers' industry results in changes in supply relationships, component price, availability and quality. Due to our utilization of just-in-time inventory techniques, the timely availability of many components is dependent on our ability to both continuously develop accurate forecasts of customer volume requirements and manage the materials supply chain. Component shortages could result in manufacturing and shipping delays or increased component prices. Our inability to obtain key components on a timely basis could materially and adversely affect our business, financial condition and results of operations.

Our products may contain design or manufacturing defects.

      The products we manufacture for customers to their specifications are highly complex and may at times contain design or manufacturing errors or failures. Such defects have been discovered in the past. Despite our quality control and quality assurance efforts, such defects may occur in the future. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in delayed shipments to customers or reduced or cancelled customer orders. If such defects occur in large quantities or too frequently, our business reputation may also be impaired. In addition, any of such defects may result in liability claims against us. Any of such results could have a material adverse effect on our business, financial condition and operating results.

Our operating results will depend on our ability to manage our growth.

      We have grown rapidly in recent years and we expect to continue to expand our operations. Such growth has placed, and will continue to place, significant strain on our management, operations, technical, financial, systems, sales, marketing and other resources. We will have to continue to invest in both our manufacturing infrastructure to expand capacity and our operational, financial and management information systems. We will also have to develop further the management skills of our managers and supervisors. As a result of an inventory shortfall occurring in the fourth quarter of 1997, we have reviewed and continue to review our security procedures and operating and financial controls. Based upon such review, we have implemented enhanced security systems and inventory work-in-process tracking systems and expect to continue to identify opportunities to implement enhanced procedures and controls. We have also implemented various cost management programs to enhance our profitability. Such programs implemented by management may not result in the anticipated cost savings, however. If we fail to manage our expected growth effectively, the quality of our services and products and our results of operations could suffer significantly.

We will be subject to risks normally associated with international operations because of our expected operations outside the U.S.

      We acquired in 1997, and then subsequently expanded in 1998, operations in Dublin, Ireland and as a result of the merger with CMC, we have operations in Hermosillo, Mexico and a procurement office in Taiwan. We may in the future expand into other geographic regions. We have limited experience in managing geographically dispersed operations and in operating in Europe, Mexico or Asia. We also purchase a significant number of components manufactured in foreign countries. Because of the scope of our international operations, we are subject to numerous risks, including:

      o     economic or political instability;

      o     transportation delays and interruptions;

      o     foreign exchange rate fluctuations;

      o     employee turnover and labor unrest;

      o     longer payment cycles;

      o     greater difficulty in collecting accounts receivable;

      o     utilization of different systems and equipment;

      o difficulties in staffing and managing foreign personnel and diverse cultures; and

      o     less developed infrastructures.

Any of these risks could have a material adverse effect on our business, financial condition and results of operations. Changes in policies by the U.S. or foreign governments could also result in, among other things:

      o     increased duties;

      o     increased regulatory requirements;

      o     higher taxation;

      o     currency conversion limitations;

      o     restrictions on the transfer of funds;

      o     the imposition or increase of tariffs; or

      o     limitations on imports or exports.

These policy changes could have a material adverse effect on our business, financial condition and results of operations. Also we could be adversely affected if the current policies encouraging foreign investment or foreign trade by our host countries were to be reversed.

We may need to make additional acquisitions.

      In light of the consolidation trend in our industry, we may at some time in the future acquire additional electronics manufacturing services providers, facilities, assets or businesses. We may compete for acquisition opportunities with entities having significantly greater resources than us. As a result, we may not succeed in acquiring certain companies, businesses, facilities or assets that we seek to acquire. Failures to consummate additional acquisitions may prevent us from accumulating sufficient critical mass required by customers in such a consolidating industry. Such a failure could have a material adverse effect on our ability to compete and therefore on our business, financial condition and results of operations.

Moreover, acquisitions that we do complete may result in:

      o     the potentially dilutive issuance of equity securities;

      o the incurrence of debt and amortization expenses related to goodwill and other intangible assets; and

      o     the incurrence of significant costs and expenses.

All of these factors could materially and adversely affect our business, financial condition and results of operations following such a transaction. Such transactions also involve numerous business risks, including:

      o difficulties in the assimilation of the operations, technologies, personnel and products of the acquired companies;

      o the diversion of management's attention from other business concerns;

      o     the potential disruption of our business; and

      o     the potential loss of key employees from such a combined company.

If we are not able to successfully integrate the key employees and businesses of acquired companies, or any acquired facilities or assets, the business, financial condition and results of operations of the combined company may be adversely effected.

We may expand our operations.

      We may expand our operations by establishing new manufacturing facilities or by expanding current capacity. We may expand both in geographical areas in which we currently operate or in new geographical areas within the United States and internationally. Expansion of operations involves numerous business risks, including:

      o the potential inability to successfully integrate additional facilities or capacity and to realize anticipated synergies, economies of scale or other value;

      o difficulties in the timing of such expansions, including delays in the implementation of construction and manufacturing plans;

      o the diversion of management's attention from other business areas during the planning and implementation of expansions;

      o the strain placed on our operational, financial, management, technical and information systems and resources;

      o     the incurrence of significant costs and expenses;

      o the potential that we will not be able to locate enough customers or employees to support the expansion; and

      o various other difficulties associated with starting operations in a new geographic area.

Our business, financial condition and results of operations could be adversely effected if such expansion and new facilities do not achieve growth sufficient to offset the increased expenditures associated with such expansions.
Thus, we cannot assure you that:

      o we will be able to successfully integrate or manage any expanded operations;

      o such expansion will contribute positively to our results of operations; or

      o     we will not be adversely affected by such expansion.

We may need additional financing.

      Our future success may be dependent on our ability to obtain additional financing and capital to support our continued growth and operations. We may seek to raise such capital by:

      o     issuing additional equity securities;

      o     issuing debt securities;

      o     obtaining additional lease financings;

      o     increasing our lines of credit; or

      o     obtaining off-balance sheet financing.

We cannot assure you that we will be able to obtain such additional capital when we want or need it, or that it will be available on terms which are satisfactory and in our best interests. If we issue additional equity securities or convertible debt to raise capital, it will be dilutive to your ownership interest. Furthermore, if we are able to raise such additional capital, it may adversely effect us as a result of the terms and conditions associated with such additional capital.

We are dependent upon our key personnel and skilled employees.

      Our future success will be largely dependent upon the skills and efforts of John A. Pino, President and Chief Executive Officer, and our other key executives as well as our managerial, sales and technical employees. With the exception of Jack O'Rear, Vice President and Chief Operating Officer of the PCB Division, and a small number of sales people, none of our senior management or other key employees is currently subject to any employment contract or noncompetition agreement. We do not plan to maintain any key-man life insurance on any of our key executives. The loss of services of any of our executives or other key personnel, as a result of the merger or otherwise, could have a material adverse effect on our business, financial condition and results of operations. Our continued growth will also require that we attract, motivate and retain additional skilled and experienced managerial, sales and technical personnel. Competition for such personnel is intense. We will also have to continue to train and develop the skills of such personnel. We may not be able to attract, motivate and retain personnel with the skills and experience needed to successfully manage our business and operations.

We are subject to risks relating to Year 2000 problems.

      We are subject to various Year 2000 risks, relating to our internal systems, the systems of our key customers and suppliers and the potential decrease in demand for our customers' products. Many computer software programs, operating systems and technology in use today is unable to distinguish between the year 2000 and the year 1900 because they use a two-digit shorthand to define the applicable year. This is commonly known as the Year 2000 problem. If we do not properly identify and correct our Year 2000 issues prior to January 1, 2000, our operations could be materially disrupted due to our inability to do the following using current processes and systems:

      o receive technical specifications, purchase orders and payments from customers;

      o     order, receive, record and pay for inventory;

      o     manufacture and ship products;

      o     send invoices; and

      o     process internal and external transactions.

We have undertaken an extensive project to assess and remedy the areas within our businesses and operations which could be adversely affected by Year 2000 issues. Additionally, we are working with our vendors, third party service providers and customers to identify any possible issues, including testing interfaces and performing site audits of their software programs and operating systems, which could affect us. Our reliance on our vendors, third party service providers and customers is substantial. Their failure to address Year 2000 issues could have a material adverse effect on us. If any of the following occur, our normal business activities and operations could be interrupted:

      o     we fail to either identify or correct a material Year 2000 problem;

      o our suppliers, third party service providers or customers experience Year 2000 problems; or

      o demand for our customers' products is reduced due to changing purchasing patterns in their markets caused by Year 2000 concerns.

Such interruptions could materially and adversely affect our business, results of operations, liquidity and financial condition.

Our markets are subject to rapid technological change and process development.

      The markets for our manufacturing services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend in large part upon our ability to:

      o     maintain and enhance our technological capabilities;

      o develop and market manufacturing services which meet changing customer needs; and

      o successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

      Although we believe that our operations utilize the assembly and testing technologies and equipment currently required by our customers, our process development efforts may not be successful. Also, the emergence of new technologies, industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. In addition, to remain competitive we may have to acquire new assembly and testing technologies and equipment. The acquisition and implementation of such technologies and equipment may require significant expense or capital investment. Our failure to anticipate and adapt to our customer's changing needs and requirements will have a material adverse effect on our business, results of operations and financial condition.

We may be subject to certain risks related to litigation.

      On February 27, 1998, we and certain of our officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the District of Massachusetts. The plaintiffs amended the complaint on October 16, 1998. The plaintiffs purport to represent a class of all persons who purchased or otherwise acquired our common stock in the period from April 17, 1997 through March 31, 1998. The amended complaint alleges, among other things, that the defendants knowingly made misstatements to the investing public about the value of our inventory and nature of its accounting practices. On December 15, 1998, we filed a motion to dismiss the case in its entirety based on the pleadings. Our motion to dismiss was granted without prejudice on May 27, 1999 and the case was closed by the Court on June 1, 1999. On June 28, 1999 the plaintiffs filed a new motion with the Court seeking permission to file a second amended complaint. We opposed that motion. On July 13, 1999 the Court denied the plaintiffs' motion to amend, noting "final judgment having entered in this case." On July 26, 1999 the plaintiffs filed a motion with the Court asking the Court to extend the 30-day period for filing an appeal of its ruling dismissing the case. We have opposed that motion. We believe the claims asserted in the action are without merit and intend to continue to defend itself vigorously in this action if an appeal is filed.

      From time to time, we are also subject to claims or litigation incidental to our business.

We are subject to certain risks related to compliance with environmental regulations.

      We are subject to a variety of environmental regulations relating to the use, storage, discharge, site cleanup, and disposal of hazardous chemicals used during our manufacturing processes. If we fail to comply with present and future regulations, or are required to perform site remediation, we could be subject to future liabilities or the suspension of production. Such regulations could also:

      o     restrict our ability to expand our facilities;

      o     require us to acquire costly equipment; or

      o     require us to incur other significant expenses,

to comply with environmental regulations.

We will be subject to risks arising from our relationship with Cortelco.

      Prior to the merger, CMC had numerous transactions with its former affiliate and current customer, Cortelco Systems Holding Corp. David S. Lee, a current director, also serves as a director of Cortelco. Mr. Lee is also the largest stockholder of Cortelco and beneficially owns after the merger approximately 5.7% of our common stock. Transactions between CMC and Cortelco included the transfer of certain assets and related liabilities associated with the telephone business to Cortelco in exchange for 1,000,000 shares of preferred stock of Cortelco in August 1993 and the execution of an agreement to provide certain products and related support services to customers of Cortelco.

      In March 1999, CMC consented to a restructuring of certain assets of Cortelco. In connection with this restructuring, Cortelco distributed common stock of Cortelco Systems, Inc. to its stockholders on a pro rata basis. Pursuant to this distribution, CMC and Cortelco entered into a Stock Distribution Agreement and CMC received its pro rata share which was equal to 6,125,302 shares of common stock of Cortelco Systems, Inc. CMC also entered into a Stock Purchase Agreement with Mr. Lee under which, through a series of "put" and "call" rights, Mr. Lee effectively guarantees CMC's right to receive not less than approximately $5.9 million in respect of the common stock of Cortelco Systems, Inc. and the preferred stock of Cortelco by May 2002. In consideration for the receipt of Mr. Lee's guarantee, CMC consented to an amendment to Cortelco's Certificate of Incorporation which, among other things, delays the dates on which the preferred stock may be tendered for redemption by CMC.

      Furthermore, Cortelco's wholly-owned subsidiary, Cortelco Puerto Rico, merged into Cortelco Systems, Inc. in connection with the above identified distribution. Cortelco Systems, Inc. merged with BCS Technologies, Inc., with Cortelco Systems, Inc. being the surviving entity. Finally, Cortelco Systems, Inc. filed a Form S-1 in April 1999 and currently intends to complete an initial public offering. We intend to be a selling shareholder of shares of common stock in Cortelco Systems, Inc.'s initial public offering. We cannot assure you that such sale will occur or what the proceeds will be from such sales, if any.

      Historically, Cortelco was not as current as other customers in making payments on its trade accounts with CMC. In July 1998, CMC converted certain older accounts receivable from Cortelco totaling $2.0 million into a note receivable. Under the terms of the note, Cortelco has agreed to pay the balance over a three-year term with monthly payments of $50,000, plus interest and a final installment of $200,000 due at the end of the three-year period. Interest accrues on the note at a rate of 9.0% per annum. As of June 30, 1999, Cortelco had made all payments required at that date under the terms of the note. We continue to provide credit for manufacturing services sold to Cortelco in the form of trade receivables, and as of June 30, 1999, had approximately $5.7 million in trade receivables from Cortelco. Cortelco's payments on its trade accounts with CMC have in the past been late, and such payments or payments on the note may not in the future be made on a timely basis, if at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to changes in interest rates and foreign currency exchange primarily in its cash, debt and foreign currency transactions. The Company does not hold derivative financial instruments for trading or speculative purposes

      At June 30, 1999 the Company had a $55.0 million Senior Secured Credit Facility which has been replaced with a $107.0 million Senior Secured Credit Facility ("Credit Facility"), each of which bore interest at a variable interest rate. The Company has entered into a $17.0 million interest rate swap agreement which matures in October 2001 in order to reduce the impact of fluctuating interest rates on its Credit Facility. This swap agreement is classified as held for purposes other than trading. Under this swap agreement, the Company agrees with the counterpart to pay fixed rate payments on a monthly basis, based upon an annual interest rate of 6.76% in exchange for receiving variable rate payments, on a monthly basis, calculated on an agreed-upon notional amount. Net interest payments or receipts from interest rate swaps are recorded as adjustments to interest expense in the Company's Consolidated Statement of Operations. The Company's exposure related to adverse movements in interest rates is primarily derived from the variable rate on the remainder of the Company's Credit Facility. As of June 30, 1999 all of the outstanding balance of $36.7 million under the Credit Facility was at an interest rate of 8.0%. Based on the portion of this balance in excess of $17.0 million, an adverse change of one percent in the interest rate would cause a change in interest expense of approximately $197,000 on an annual basis.

      As of June 30, 1999, the foreign currency to which the Company had exchange rate exposure is the Irish punt. As a result of the merger with CMC, the Company will also have exchange rate exposure to the Mexican peseta. International operations do not constitute a significant portion of the revenues of the Company and therefore this exposure is not considered material to the Company.

      Based on a hypothetical ten percent adverse movement in interest rates and foreign currency exchange rates, the potential losses in future earnings, fair value of the risk-sensitive financial instruments and cash flows are immaterial. However, the actual effects of interest rates and foreign currency exchange rates may differ materially from the hypothetical analysis.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of stockholders was held on May 18 ,1999. Two proposals were submitted to stockholders as described in the Company's proxy statement dated April 15, 1999. The following is a brief description of the matters voted upon, the number of votes cast for and against each proposal, and the number of abstentions.

      1. To elect two members of the Board of Directors to serve for three year terms as Class I Directors or until a successor has been duly elected and qualified.

           Nominee:                     Edward T. Cuddy         Donald G. Polich
           Votes for Nominee:               8,837,488               8,837,488
           Votes Against Nominee:              46,668                  46,668
           Votes Unvoted:                     203,544                 203,544

      2. To ratify the selection of the firm of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 1999.

           Votes For:                       8,855,448
           Votes Against:                      20,187
           Abstain:                             8,521
           Votes Unvoted:                     203,544

      The term of office for the following directors continued after the meeting:

            John A. Pino (Class II) and Bruce R. Gardner (Class III)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

         Exhibit    Description
         -------    -----------

          10.1 Amended and Restated Credit Agreement dated July 29, 1999 between the Company, CMC Industries, Inc., ACT Manufacturing Securities Corporation and The Chase Manhattan Bank, as agent.

          10.2 Revolving Credit Note from the Company and CMC Industries, Inc. in favor of the National Bank of Canada

          10.3 Revolving Credit Note from the Company and CMC Industries, Inc. in favor of The Chase Manhattan Bank.

          10.4 Revolving Credit Note from the Company and CMC Industries, Inc. in favor of Firstar Bank, N.A.

          10.5 Revolving Credit Note from the Company and CMC Industries, Inc. in favor of IBJ Whitehall Business Credit Corporation

          10.6 Revolving Credit Note from the Company and CMC Industries, Inc. in favor of The Provident Bank

          10.7 Revolving Credit Note from the Company and CMC Industries, Inc. in favor of Sovereign Bank

          10.8 Term Note from the Company and CMC Industries, Inc. in favor of National Bank of Canada.

          10.9 Term Note from the Company and CMC Industries, Inc. in favor of The Chase Manhattan Bank.

          10.10 Term Note from the Company and CMC Industries, Inc. in favor of Firstar Bank, N.A.

          10.11 Term Note from the Company and CMC Industries, Inc. in favor of IBJ Whitehall Business Credit Corporation

          10.12 Term Note from the Company and CMC Industries, Inc. in favor of The Provident Bank.

          10.13 Term Note from the Company and CMC Industries, Inc. in favor of Sovereign Bank

          10.14 Amended and Restated Security Agreement dated July 29, 1999 between the Company, CMC Industries, Inc., ACT Manufacturing Securities Corporation and The Chase Manhattan Bank, as agent.

          10.15 Amended and Restated Pledge Agreement dated July 29, 1999 between the Company, CMC Industries, Inc., and The Chase Manhattan Bank, as agent.

          10.16 Mexican Stock Pledge Agreement dated July 29, 1999 between the Company, CMC Industries, Inc., and The Chase Manhattan Bank, as agent.

          11.       Computation of Net Income (Loss) Per Common Share

          27.       Financial Data Schedule

(b)   Reports on Form 8-K

      The Registrant filed a report on Form 8-K on May 14, 1999, which reported that the Company, East Acquisition Corporation, a wholly-owned subsidiary of the Company, and CMC Industries, Inc. entered into an agreement and plan of merger and reorganization on May 10, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 1999                     ACT MANUFACTURING, INC.

                                    /S/   JEFFREY B. LAVIN
                                    ---------------------------
                                    Jeffrey B. Lavin
                                    Vice President of Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit   Description
-------   -----------

10.1 Amended and Restated Credit Agreement dated July 29, 1999 between the Company, CMC Industries, Inc., ACT Manufacturing Securities Corporation and The Chase Manhattan Bank, as agent.

10.2 Revolving Credit Note from the Company and CMC Industries, Inc. in favor of the National Bank of Canada

10.3 Revolving Credit Note from the Company and CMC Industries, Inc. in favor of The Chase Manhattan Bank.

10.4 Revolving Credit Note from the Company and CMC Industries, Inc. in favor of Firstar Bank, N.A.

10.5 Revolving Credit Note from the Company and CMC Industries, Inc. in favor of IBJ Whitehall Business Credit Corporation

10.6 Revolving Credit Note from the Company and CMC Industries, Inc. in favor of The Provident Bank

10.7 Revolving Credit Note from the Company and CMC Industries, Inc. in favor of Sovereign Bank

10.8 Term Note from the Company and CMC Industries, Inc. in favor of National Bank of Canada.

10.9 Term Note from the Company and CMC Industries, Inc. in favor of The Chase Manhattan Bank.

10.10 Term Note from the Company and CMC Industries, Inc. in favor of Firstar Bank, N.A.

10.11 Term Note from the Company and CMC Industries, Inc. in favor of IBJ Whitehall Business Credit Corporation

10.12 Term Note from the Company and CMC Industries, Inc. in favor of The Provident Bank.

10.13 Term Note from the Company and CMC Industries, Inc. in favor of Sovereign Bank

10.14 Amended and Restated Security Agreement dated July 29, 1999 between the Company, CMC Industries, Inc., ACT Manufacturing Securities Corporation and The Chase Manhattan Bank, as agent.

10.15 Amended and Restated Pledge Agreement dated July 29, 1999 between the Company, CMC Industries, Inc., and The Chase Manhattan Bank, as agent.

10.16 Mexican Stock Pledge Agreement dated July 29, 1999 between the Company, CMC Industries, Inc. and The Chase Manhattan Bank, as agent.

11.       Computation of Net Income (Loss) Per Common Share

27.       Financial Data Schedule