Form 10-Q
period 1999-09-30
ACT MANUFACTURING INC
filed 1999-10-22
CIK 937971

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  ----------

                                   FORM 10-Q


         [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1999

                                      or

         [_] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Transition Period From _____ To _____

                        Commission File Number: 0-25560

                            ACT Manufacturing, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Massachusetts                                     04-2777507
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (IRS Employer ID. No.)
 incorporation or organization)

        2 Cabot Road
    Hudson, Massachusetts                                     01749
--------------------------------------------------------------------------------
   (Address of principal                                    (Zip code)
    executive offices)

Registrant's telephone number, including area code:   (978) 567-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock            13,038,819 Shares
                     ------------    ---------------------------------
                       (Class)       (Outstanding on October 20, 1999)

               ACT MANUFACTURING, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION
ITEM 1--Financial Statements:

Condensed Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998....       3

Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended
September 30, 1999 and 1998...............................................................................       3

Condensed Consolidated Statements of Operations for the nine months ended September 30, 1999 and 1998.....       4

Condensed Consolidated Statements of Comprehensive Income (Loss) for the nine months ended
September 30, 1999 and 1998...............................................................................       4

Condensed Consolidated Balance Sheets as of  September 30, 1999 and December 31, 1998.....................       5

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998.....       6

Notes to Condensed Consolidated Financial Statements......................................................       7

ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations.............      12

ITEM 3--Quantitative and Qualitative Disclosures about Market Risk........................................      28

PART II. OTHER INFORMATION

ITEM 4--Submission of Matters to a Vote of Security Holders...............................................      29

ITEM 6--Exhibits and Reports on Form 8-K..................................................................      30

Signatures................................................................................................      31

Exhibit Index.............................................................................................      32

                        PART I.   FINANCIAL INFORMATION

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (unaudited--in thousands, except share data)



                                                             Three Months Ended September 30,
                                                           -----------------------------------
                                                               1999                   1998
                                                           -----------             -----------
Net sales.......................................           $   180,105             $   137,452

Cost of goods sold..............................               165,283                 127,923
                                                           -----------             -----------
Gross profit....................................                14,822                   9,529

Selling, general and administrative expenses....                 7,205                   6,716

Merger costs....................................                 5,601                      --
                                                           -----------             -----------
Operating income................................                 2,016                   2,813

Interest and other expense, net.................                 1,228                     820
                                                           -----------             -----------
Income before provision for income taxes........                   788                   1,993

Provision for income taxes......................                 2,536                     774
                                                           -----------             -----------
Net income (loss)...............................           $    (1,748)            $     1,219
                                                           ===========             ===========
Basic net income (loss) per common share........           $     (0.13)            $      0.10
                                                           ===========             ===========
Diluted net income (loss) per common share......           $     (0.13)            $      0.09
                                                           ===========             ===========
Weighted average shares outstanding--basic......            12,989,828              12,782,946

Weighted average shares outstanding--diluted....            12,989,828              13,018,061



                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                           (unaudited--in thousands)

                                                              Three Months Ended September 30,
                                                              --------------------------------
                                                               1999                     1998
                                                              -------                  -------
Net income (loss)..............................               $(1,748)                 $ 1,219
Other comprehensive income:
  Foreign currency translation adjustment......                    --                       43
                                                              -------                  -------
Comprehensive income (loss)....................               $(1,748)                 $1,,262
                                                              =======                  =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (unaudited--in thousands, except per share data)

                                                           Nine Months Ended
                                                             September 30,
                                                        -----------------------
                                                           1999        1998
                                                        ----------- -----------
Net sales.............................................. $   483,571 $   451,625
Cost of goods sold.....................................     447,253     425,384
                                                        ----------- -----------
Gross profit...........................................      36,318      26,241
Selling, general and administrative expenses...........      21,807      19,454
Merger costs...........................................       5,601         --
                                                        ----------- -----------
Operating income.......................................       8,910       6,787
Interest and other expense, net........................       3,250       2,807
                                                        ----------- -----------
Income before provision for income taxes...............       5,660       3,980
Provision for income taxes.............................       4,530       1,467
                                                        ----------- -----------
Net income............................................. $     1,130 $     2,513
                                                        =========== ===========
Basic net income per common share...................... $      0.09 $      0.20
                                                        =========== ===========
Diluted net income per common share.................... $      0.08 $      0.20
                                                        =========== ===========
Weighted average shares outstanding--basic.............      12,880      12,615
Weighted average shares outstanding--diluted...........      13,500      12,881

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                           (unaudited--in thousands)

                                                               Nine Months Ended
                                                                 September 30,
                                                               -----------------
                                                                 1999     1998
                                                               -------- --------
Net income.................................................... $  1,130 $  2,513
Other comprehensive income (loss):
  Foreign currency translation adjustment.....................       81      (98)
                                                               -------- --------
Comprehensive income (loss) .................................. $  1,211 $  2,415
                                                               ======== ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (Unaudited)

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $  4,308      $ 10,670
  Accounts receivable trade, net.....................    111,897       101,828
  Accounts and notes receivable from related party...      6,868         5,678
  Inventory..........................................    115,592        65,612
  Deferred tax asset.................................      1,360           880
  Prepaid expenses and other assets..................      4,467         4,204
                                                        --------      --------
    Total current assets.............................    244,492       188,872

Property and equipment--net..........................     34,985        32,279
Investment in and advance to related party...........      6,584         7,284
Goodwill--net........................................      5,940         6,224
Other assets--net....................................      2,873         3,635
                                                        --------      --------
    Total............................................   $294,874      $238,294
                                                        ========      ========
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Note payable bank..................................   $    --       $ 18,111
  Current portion of long-term debt..................      1,151         1,300
  Current portion of other long-term liabilities.....      1,574         1,236
  Accounts payable...................................    107,875        71,956
  Accrued compensation and related taxes.............      2,911         3,404
  Income tax payable.................................      4,047           505
  Deferred taxes.....................................        253           --
  Accrued expenses and other.........................      6,720         6,301
                                                        --------      --------
    Total current liabilities........................    124,531       102,813

Long-term debt--less current portion.................     74,412        41,756
Deferred taxes ......................................        724         1,173
Other long-term liabilities..........................      3,826         1,092

Stockholders' equity:
  Common stock.......................................        130           128
  Additional paid-in capital.........................     77,251        74,960
  Accumulated other comprehensive (loss).............     (1,610)         (180)
  Retained earnings..................................     15,610        16,552
                                                        --------      --------
    Total stockholders' equity.......................     91,381        91,460
                                                        --------      --------
    Total............................................   $294,874      $238,294
                                                        ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                               Nine Months
                                                             Ended September
                                                                   30,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Cash flows from operating activities:
  Net income............................................... $  1,130  $  2,513
  Adjustments to reconcile net income to net cash (used
   for) provided by operating activities:
    Depreciation and amortization..........................    4,932     3,815
    Deferred income taxes..................................      --       (448)
    Increase (decrease) increase in cash from:
      Accounts receivable..................................    3,193   (31,751)
      Inventory............................................  (38,800)   (3,677)
      Prepaid expenses and other assets....................     (906)   (2,971)
      Accounts payable.....................................   10,324    38,760
      Income tax payable...................................    3,542     8,117
      Accrued expenses and other...........................    1,020     2,417
                                                            --------  --------
        Net cash (used for) provided by operating
         activities........................................  (15,565)   16,775
                                                            --------  --------

Cash flows from investing activities:
  Acquisition of property and equipment....................   (4,219)   (8,223)
  Payments for equipment held for sale and leaseback.......      --     (1,099)
  Deposits for facility under construction in Mexico.......      --     (2,135)
  Increase in other assets.................................   (1,331)     (751)
                                                            --------  --------
        Net cash used for investing activities.............   (5,550)  (12,208)
                                                            --------  --------

Cash flows from financing activities:
  Net borrowings under line-of-credit agreements...........   13,741    (5,200)
  Borrowings under term loan...............................    7,000       --
  Decrease in long-term liabilities, net...................   (3,769)   (1,540)
  Net proceeds from sale of stock..........................    1,964     4,362
                                                            --------  --------
        Net cash provided by (used for) financing
         activities........................................   18,936    (2,378)
                                                            --------  --------

Effect of exchange rate changes on cash and equivalents....       81       (98)
Net (decrease) increase in cash and cash equivalents.......   (2,098)    2,091
Cash and cash equivalents, beginning of period.............    6,406     9,463
                                                            --------  --------
Cash and cash equivalents, end of period................... $  4,308  $ 11,554
                                                            ========  ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Significant Accounting Policies

   The unaudited interim condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management are of a normal recurring nature, necessary to fairly state ACT Manufacturing, Inc. and subsidiaries' (the "Company" or "ACT") financial position, cash flows and the results of operations for the periods presented and have been prepared on a basis substantially consistent with the audited financial statements.

   The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the period ending December 31, 1998 filed with the Securities and Exchange Commission.

2. Merger Transaction

   On July 29, 1999, the Company announced the completion of its merger with CMC Industries, Inc. ("CMC"), a provider of electronics manufacturing services to original equipment manufacturers in the networking and telecommunications, computer and electronics industries. Under the terms of the merger agreement, each share of CMC common stock was exchanged for 0.5 of a share of ACT Manufacturing common stock and all CMC stock options were assumed by ACT. The Company issued approximately 3.9 million shares of common stock, and reserved approximately 0.9 million shares of common stock for future issuance under CMC's 1990 Equity Incentive Plan pursuant to this merger transaction.

   The merger has been accounted for as a pooling of interests, and accordingly, the Company's financial statements for prior periods have been restated to include the operating results and financial position of CMC at the beginning of the earliest period presented. Since CMC prepared its financial statements on a fiscal year ending July 31 prior to the merger, the condensed consolidated statements of operations for the three and nine months ended September 30, 1998 reflect the operating results of ACT for the three and nine months ended on that date combined with the operating results of CMC for the three and nine months ended April 30, 1998. The condensed consolidated statement of cash flows for the nine months ended September 30, 1998 reflects the cash flows of ACT for the nine months ended on that date combined with the cash flows of CMC for the nine months ended April 30, 1998. The financial statements for the three and nine months ended April 30, 1998 have been adjusted to reflect the conforming of CMC's accounting policy with that of ACT's by expensing previously capitalized preoperating and start-up costs associated with CMC's Mexican manufacturing facility. The adjustment has also been tax-effected. The condensed consolidated balance sheet as of December 31, 1998 reflects the financial position of ACT on that date combined with the financial position of CMC as of July 31, 1998. The condensed consolidated statement of operations for the three and nine months ended September 30, 1999 and the condensed consolidated statement of cash flows for the nine months ended September 30, 1999 reflect the results of operations and cash flows for the combined company for those periods. The condensed consolidated balance sheet as of September 30, 1999 reflects the financial position of the combined company as of that date.

   As a result of the merger, the Company incurred transaction costs of approximately $5,601,000. These costs have been expensed and reported as a separate component in the condensed consolidated statements of operations for the three and nine months ended September 30, 1999.

3. Bank Financing

   On July 29, 1999, the Company executed an Amended and Restated Credit Agreement for a new $107.0 million Senior Secured Credit Facility ("Credit Facility") with a group of banks led by The Chase Manhattan Bank as agent ("Agent") to replace the Company's previous credit facilities with the banks. This new Credit Facility provides for a $7.0 million, five-year Term Loan ("Term Loan") and a $100.0 million five-year Line of Credit ("Revolving Credit Facility"), both of which are secured by substantially all of the assets of the Company. The Term Loan shall amortize at a rate of $1.0 million per year for the first year and $1.5 million per year for years two through five. The Revolving Credit Facility provides for borrowings up to an aggregate amount of $100.0 million, limited to a certain percentage of qualified accounts receivable and qualified inventory. Interest is payable monthly. For the Term Loan, the Company may choose an interest rate of either (i) 2.5% above the prevailing London Interbank Offering rate ("LIBOR"), or (ii) 0.5% above the prime rate as announced by the Agent. For the Revolving Credit Facility the Company may choose an interest rate of either (i) 2.25% above the prevailing LIBOR rate, or (ii) 0.25% above the prime rate as announced by the Agent. In addition to certain other prohibited actions, the Credit Facility limits capital expenditures by the Company and prohibits the payment of cash dividends on the Company's common stock. The Credit Facility requires the Company to maintain certain minimum fixed charge coverage ratios and maximum leverage ratios.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

4. Inventory

   Inventory consisted of the following at the dates indicated (in thousands):

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
      Raw material...................................   $ 97,820      $50,354
      Work-in-process................................     15,006       12,511
      Finished goods.................................      2,766        2,747
                                                        --------      -------
        Total........................................   $115,592      $65,612
                                                        ========      =======

5. Net Income (Loss) Per Common Share

   Basic net income (loss) per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution as if common equivalent shares outstanding (common stock options) were exercised and converted into common stock unless the effect of such equivalent shares was antidilutive.

   A reconciliation of net income (loss) per common share and the weighted average shares used in the earnings per share ("EPS") calculations for the periods indicated is as follows (in thousands, except per share data):

                                       Net Income  Weighted Average Net Income
                                         (Loss)         Shares        (Loss)
                                       (Numerator)   (Denominator)  Per Share
                                       ----------- ---------------- ----------
      Three months ended September 30,
       1999
        Basic........................   $(1,748)        12,990       $(0.13)
                                        =======
        Effect of stock options......                      --           --
                                                        ------       ------
        Diluted......................   $(1,748)        12,990       $(0.13)
                                        =======         ======       ======
      Three months ended September 30,
       1998
        Basic........................   $ 1,219         12,783       $ 0.10
                                        =======
        Effect of stock options......                      235        (0.01)
                                                        ------       ------
        Diluted......................   $ 1,219         13,018       $ 0.09
                                        =======         ======       ======

      Nine months ended September 30,
       1999
        Basic........................   $ 1,130         12,880       $ 0.09
                                        =======
        Effect of stock options......                      620        (0.01)
                                                        ------       ------
        Diluted......................   $ 1,130         13,500       $ 0.08
                                        =======         ======       ======
      Nine months ended September 30,
       1998
        Basic........................   $ 2,513         12,615       $ 0.20
                                        =======
        Effect of stock options......                      266          --
                                                        ------       ------
        Diluted......................   $ 2,513         12,881       $ 0.20
                                        =======         ======       ======

   For the three months ended September 30, 1999 and 1998, options to purchase 552,411 and 717,700 respectively, shares of common stock were outstanding at the end of the period, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price for the common stock and, therefore, their effect would be antidilutive. For the nine months ended September 30, 1999 and 1998, options to purchase 597,678 and 629,500 shares of common stock were outstanding at the end of the period but were not included in the computation of EPS.

6. Operating Information

   The Company operates as a single segment within the electronics manufacturing services industry.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

   A summary of the principal product groups' net sales for the periods indicated is as follows (in thousands):

                                              Three Months Ended   Nine Months Ended
                                                 September 30,       September 30,
                                              ------------------   -----------------
                                                 1999     1998       1999     1998
                                              --------- --------   -------- --------
      Printed circuit boards.................. $172,996 $127,039   $461,037 $422,506
      Cable and harness.......................    7,109   10,413     22,534   29,119
                                               -------- --------   -------- --------
        Total................................. $180,105 $137,452   $483,571 $451,625
                                               ======== ========   ======== ========

7. New Financial Accounting Standards

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

8. Contingencies

   On June 15, 1999, we received written notice from legal counsel for the Lemelson Medical, Education & Research Foundation, Limited Partnership alleging that we are infringing certain patents held by the Lemelson Foundation Partnership and offering to license such patents to us. Based on our understanding of the terms that the Lemelson Foundation Partnership has made available to current licensees, we believe that obtaining a license from them under the same or similar terms would not have a significant negative effect on our financial condition. Our results of operations in a particular quarter may be negatively affected, however. Moreover, a license may not be available on terms satisfactory to us. Litigation with respect to patents and other intellectual property matters can result in substantial costs and damages, require the cessation of the use of infringing products and processes, and force the infringing party to obtain a license to the relevant intellectual property.

   On February 27, 1998, the Company and several of the Company's officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the District of Massachusetts. The plaintiffs amended the complaint on October 16, 1998. The plaintiffs purport to represent a class of all persons who purchased or otherwise acquired the Company's Common Stock in the period from April 17, 1997 through March 31, 1998. The amended complaint alleges, among other things, that the defendants knowingly made misstatements to the investing public about the value of the Company's inventory and the nature of its accounting practices. On December 15, 1998, the Company filed a motion to dismiss the case in its entirety based on the pleadings. The Company's motion to dismiss was granted without prejudice on May 27, 1999, and the case was closed by the Court on June 1, 1999. On June 28, 1999 the plaintiffs filed a motion with the Court seeking permission to file a second amended complaint. The Company opposed that motion. On July 13, 1999 the Court denied the plaintiffs' motion to amend, noting "final judgment having entered in this case." On July 26, 1999 the plaintiffs filed a motion with the Court asking the Court to extend the 30-day period for filing an appeal of its ruling dismissing the case. The Company opposed that motion as well, and the Court denied that motion on August 10, 1999. On August 12, 1999, plaintiffs filed a notice indicating their intent to appeal the Court's orders of July 26, 1999 and August 10, 1999. The Company

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES believes the claims asserted in the action and the appeals noticed by the plaintiffs are without merit and intends to continue to defend itself vigorously in this action. The Company further believes that this litigation will not have a material adverse effect on the company's business and results of operations, although there can be no assurance as to the ultimate outcome of these matters. No provision for any liability that may result from this litigation has been made in the accompanying consolidated financial statements.

   In connection with the transfer of certain assets and liabilities associated with its telephone business to Cortelco in August 1993, certain deferred income tax liabilities have been assumed by Cortelco. Although the LIFO method of inventory accounting is employed, a portion of this deferred income tax liability attributable to differing financial reporting and tax reporting bases of inventories may become payable in the foreseeable future based on certain rulings made in the U.S. federal tax courts. Although the Company has received indemnification from this affiliate with respect to such liability, the Company would be liable for this tax in the event Cortelco is unable to meet its obligation. The total amount of this deferred income tax liability assumed by Cortelco was approximately $2.2 million as of Fiscal 1993.

   In Fiscal 1994, the Company incurred a non-recurring charge included in selling, general and administrative expenses of approximately $170,000 related to the costs of environmental clean-up at a former manufacturing site. The Company's original estimate of its cost of the clean-up was approximately $320,000 which was recorded prior to July 1994. In 1995, an environmental consultant estimated that the cost of a full study combined with short- and long-term remediation of the site may cost between $3.0 and $4.0 million. Subsequent environmental studies done in 1999 have estimated such costs as between $750,000 and $3.5 million. During Fiscal 1996, the Company was excluded as a potentially responsible party ("PRP") by the State of Tennessee's Department of Environment and Conservation in relation to the former facility; however, Alcatel, Inc., a PRP named by the State of Tennessee's Department of Environment and Conservation and a former owner of the Company, is seeking indemnification from the Company under the purchase agreement by which CMC acquired the stock of one of the operators of the facility. To date, Alcatel has not filed any legal proceedings to enforce its indemnification claim. However, Alcatel could initiate such proceedings and other third parties could assert claims against the Company relating to remediation of the site. We have entered into an agreement with Alcatel pursuant to which the statute of limitations on their indemnification is tolled for a period of time. In the event any proceedings are initiated or any claims made, the Company would defend itself vigorously. Defense or resolution of this matter will negatively impact the Company's financial position and results of operations.

   In addition to the above, the Company is a defendant in several legal actions involving certain matters arising in the normal course of business. Management believes that the aggregate loss, if any, resulting from the final outcome of these proceedings will not be material to the financial position or results of operations of the Company. No additional accrual has been recorded for these pending matters.

9. Subsequent Event

   On October 12, 1999, the Company acquired certain inventory and fixed assets of GSS/Array Technology, Inc. located in San Jose, California, a subsidiary of GSS/Array Technology Public Company, Ltd., a Thailand company, for approximately $12,763,000 in cash. We have assumed on-going relationships with select GSS/Array domestic customers.

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

Overview

   We are a leading provider of value-added electronics manufacturing services to original equipment manufacturers (OEMs) in the networking and telecommunications, computer, industrial and medical equipment markets. We provide OEMs with complex printed circuit board assembly, primarily utilizing advanced surface mount technology, electro-mechanical sub-assembly, total system assembly and integration, and mechanical and molded cable and harness assembly. We target and have developed a particular expertise in serving emerging and established OEMs who require moderate volume production runs of complex, leading-edge commercial market applications. These applications are generally characterized by multiple configurations and high printed circuit board densities. As a result, they generally require technologically-advanced and flexible manufacturing as well as a high degree of other value-added services. As an integral part of our offerings to customers, we provide the following value-added services: advanced manufacturing and test engineering, flexible materials management, comprehensive test services, product diagnostics and repair, packaging, order fulfillment and distribution services.

   At September 30, 1999, we manufactured at nine facilities having an aggregate of approximately 893,000 square feet. Of our leased manufacturing facilities, four of the facilities are located in Massachusetts and one facility is located in each of Santa Clara, California; Lawrenceville, Georgia; Corinth, Mississippi; and Dublin, Ireland. We also own a 4.4-acre tract of land and a 110,000 square foot manufacturing facility on that property in Hermosillo, Mexico. All of our manufacturing facilities have been certified to the ISO 9002 international quality standard except our Corinth, Mississippi facility which has been certified to the ISO 9001 international quality standard. At September 30, 1999, our facilities contained 43 surface mount technology lines and we have five additional lines on order which are expected to be delivered in the fourth quarter of 1999.

   We recognize revenue upon shipment to customers. We generally do not obtain long-term purchase orders or commitments from our customers. Instead, we work closely with our customers to anticipate delivery dates and future volume of orders based on customer forecasts. The level and timing of orders placed by our customers vary due to:

  .  customer attempts to manage inventory;

  .  changes in the customer's manufacturing strategy; and

  . variation in demand for customer products due to, among other things, introduction of new products, product life cycles, competitive conditions or industry or general economic conditions.

   We may purchase components for product assemblies based on customer forecasts. Our policy is that customers are generally responsible for materials and associated acquisition costs in the event of a significant reduction, delay or cancellation of orders from the forecasted amounts.

Results of Operations--Three Months Ended September 30, 1999 and 1998

  Net sales increased $42.7 million or 31% to $180.1 million for the three-month period ended September 30, 1999 compared with $137.5 million for the comparable period in 1998. The increase was attributed principally to an expansion of business in the printed circuit board assembly product line of $46.0 million from both new and existing customers in the telecommunications and computer markets, offset by a decrease of revenue of $3.3 million in the cable product line. Net sales in the printed circuit board product line (including system integration, test, repair and order fulfillment) as a percentage of net sales was approximately 96% for the three month period ended September 30, 1999 compared to approximately 92% for the comparable period in 1998. Net sales in the cable and harness product line accounted for approximately 4% of net sales for the three-month period ended September 30, 1999 compared to approximately 8% of net sales for the same period in 1998.

  Gross profit increased $5.3 million or 55.5% to $14.8 million for the three months ended September 30, 1999 compared with $9.5 million for the comparable period in 1998. Gross margin increased to 8.2% for the three months ended September 30, 1999 from 6.9% for the three months ended September 30, 1998. This increase was primarily attributable to a higher absorption of manufacturing overhead as a result of the increased sales volume and the result of an increase in shipments of products with higher gross margin contribution than in the comparable period of 1998.

  Selling, general and administrative ("SG&A") expenses increased 489,000 or 7.3% to $7.2 million, or 4.0% of net sales, for the three months ended September 30, 1999 compared with $6.7 million, or 4.9% of net sales, for the three months ended September 30, 1998. SG&A increased primarily due to the additional investment in key general and administrative functions within the Company to support both current and anticipated revenue growth. However, SG&A as a percentage of net sales for the three months ended September 30, 1999 decreased when compared to the three months ended September 30, 1998 as a result of the Company's continued focus on cost management programs while sales volume increased. Within the three months ended September 30, 1999 the Company also began to realize certain SG&A expense reductions due to the elimination of certain duplicate functions as a result the merger with CMC.

     A charge of $5.6 million for merger costs related to the July 30, 1999 merger with CMC Industries consists primarily of investment banking, legal, accounting, integration expenses and certain other fees and expenses directly related to the merger.

     Operating income decreased $797,000 to $2.0 million, or 1.1% of net sales, for the three months ended September 30, 1999 compared with operating income of $2.8 million, or 2.0% of net sales, for the comparable period in 1998 as a result of the above factors.

     Interest and other expense for the three months ended September 30, 1999 increased 49.8% to $1.2 million compared to $820,000 for the three months ended September 30, 1998. The increase was due to higher average loan balances outstanding during the three month period ended September 30, 1999 compared to the same period in 1998 and an increase in the interest rate on the Company's variable rate credit facilities in the three months ended September 30, 1999 compared to the same period in 1998.

     The Company recorded a provision for income taxes of $2.5 million and $774,000 in the three months ended September 30, 1999 and 1998, respectively. In the three months ended September 30, 1999 the Company provided for income taxes using a 40% effective tax rate on pretax income, excluding merger costs, which are not deductible for tax purposes. In the three months ended September 30, 1998 the Company provided for income taxes using a 39% effective tax rate.

Results of Operations--Nine Months Ended September 30, 1999 and 1998

   Our net sales increased $32.0 million or 7.1% to $483.6 million for the nine-month period ended September 30, 1999 compared with $451.6 million for the comparable period in fiscal 1998. The increase was attributable to an expansion of business in the printed circuit board assembly product line of $38.5 million, of which approximately $28 million came from customers who did not do business with us in the nine months ended September 30, 1998 and the remainder came from existing customers. This increase was partially offset by a decrease in net sales of $6.6 million in the cable and harness assembly product line. Customers representing 10% or more of our net sales for the nine months ended September 30, 1999 were Nortel Networks (formerly Bay Networks and Aptis Communications)--15%; S-3 Incorporated (formerly Diamond Multimedia)--15%; Marconi (formerly Reltec)--12%; and Lucent Technologies (formerly Ascend Communications)--10%.

   Net sales in the printed circuit board assembly product line, including system integration, test, repair and order fulfillment, as a percentage of net sales was approximately 95% for the nine-month period ended September 30, 1999 compared to approximately 94% for the same period in fiscal 1998. Net sales in the cable and harness assembly product line accounted for approximately 5% of net sales for the nine-month period ended September 30, 1999 compared to approximately 6% of net sales for the same period in fiscal 1998.

   Gross profit increased $10.1 million or 38.4% to $36.3 million for the nine months ended September 30, 1999 compared with $26.2 for the same period in fiscal 1998. Gross profit as a percentage of net sales, or gross margin, increased to 7.5% for the nine months ended September 30, 1999 from 5.8% for the nine months ended September 30, 1998. This increase was primarily attributable to a higher absorption of manufacturing overhead as a result of the increased sales volume, the positive impact of our cost management programs and an increase in shipments of products with higher gross margin contribution than in the comparable period of fiscal 1998.

   Selling, general and administrative expenses increased $2.4 million or 12.1% to $21.8 million for the nine months ended September 30, 1999 compared with $19.5 million for the same period in fiscal 1998. SG&A expenses as a percentage of net sales increased to 4.5% in the nine months ended September 30, 1999 from 4.3% in the nine months ended September 30, 1998. SG&A increased primarily due to costs related to additional facilities and the additional investment in general and administrative functions, including personnel, systems and consulting and professional fees, to support both current and anticipated revenue growth.

   Merger costs of $5.6 million related to the July 29, 1999 merger with CMC Industries were recorded for the nine-month period ended September 30, 1999. These merger costs consisted primarily of investment banking, legal, accounting, printing, integration and other fees and expenses directly related to the merger.

   Operating income increased $2.1 million to $8.9 million, or 1.8% of net sales, for the nine months ended September 30, 1999 compared with operating income of $6.8 million, or 1.5% of net sales, for the comparable period in fiscal 1998 as a result of the above factors.

   Interest and other expense, net for the nine months ended September 30, 1999 increased 15.8% to $3.3 million compared to $2.8 million for the nine months ended September 30, 1998. The increase was due to higher average loan balances outstanding during the nine months ended September 30, 1999 compared to the same period in fiscal 1998 and an increase in the interest rate on our variable rate credit facilities during the nine months ended September 30, 1999 compared to the same period in fiscal 1998.

   We recorded a provision for income taxes of $4.5 and $1.5 million in the nine months ended September 30, 1999 and 1998. In the nine months ended September 30, 1999, we provided for income taxes using a 40.0% effective tax rate on pretax income, excluding merger costs, which are not deductible for tax purposes. In the nine months ended September 30, 1998, we provided for income taxes using a 37% effective tax rate. The difference in the tax rates is due to the effects of non-deductible expenses and the differences in pre-tax income earned in the various jurisdictions in which we do business.

Financial Condition, Liquidity and Capital Resources

   We had working capital of $120.0 million at September 30, 1999 compared with $86.1 million at December 31, 1998. Operating activities used $15.6 million of cash for the first nine months of 1999 compared with cash provided by operations of $16.8 million for the comparable period in 1998. The primary use of cash by operating activities for the first nine months of 1999 was for the purchase of inventory. Inventory increased $50.0 million to $115.6 million as of September 30, 1999 from $65.6 million as of December 31, 1998. The increase reflects inventory requirements to support fourth quarter 1999 customer demand, our intention to manufacture more of the fourth quarter customer product requirements earlier in the quarter than we have historically and a decision to receive certain inventory earlier than required for the manufacturing process to hedge potential component shortages.

   On July 29, 1999, we announced that we had executed an Amended and Restated Credit Agreement for a new $107.0 million Senior Secured Credit Facility with a group of banks led by The Chase Manhattan Bank as agent to replace our previous credit facilities with the banks. This new credit facility provides for a $7.0 million, five-year term loan and a $100.0 million five-year line of credit, both of which are secured by substantially all of our assets. At September 30, 1999, $68.4 million of the credit facility was utilized and an additional $31.6 million was available for use based upon the applicable borrowing base and the full term loan was utilized. At September 30, 1999, the interest rate on $25 million of the line of credit was 7.63% and on the remainder of the line of credit was 8.50%. The interest rate on the term loan was 7.89%. The term loan amortizes at a rate of $1.0 million per year for the first year and $1.5 million per year for years two through five. The credit facility also provides for borrowings up to an aggregate amount of $100.0 million, limited to a percentage of qualified accounts receivable and qualified inventory. Interest is payable monthly. For the term loan, we may choose an interest rate of either 2.5% above the prevailing London Interbank Offering rate (LIBOR), or 0.5% above the prime rate as announced by the agent. For the revolving credit facility, we may choose an interest rate of either 2.25% above the prevailing LIBOR rate, or 0.25% above the prime rate as announced by the agent. In addition to certain other prohibited actions, the credit facility limits our capital expenditures and prohibits the payment of cash dividends on our common stock. The credit facility also requires us to maintain certain minimum fixed charge coverage ratios and maximum leverage ratios.

   Borrowings under our credit facilities of $13.7 million were used primarily for the purchase of inventory. Approximately $4.6 million of the proceeds of the $7.0 million term loan was used to repay the long-term bank loan of CMC Industries existing on the date of the merger. Net proceeds of $2.0 million from the sale of stock were due to the exercise of employee stock options and the issuance of stock under the CMC employee stock purchase plan.

   We are a party to a $17.0 million interest rate swap in order to fix the interest rate on a portion of our outstanding borrowings under the bank credit facility. The swap agreement provides for payments by us at a fixed rate of interest of 6.76% and matures on October 19, 2001. The fair value of the interest rate swap at September 30, 1999 was approximately $(249,000) since the fixed rate of 6.76% was higher than the floating rate.

   Capital expenditures of $4.2 million for the nine months ended September 30, 1999 were primarily for the acquisition of equipment related to operations.

   We lease a manufacturing facility and certain equipment and computer software used in our manufacturing operations under capital lease agreements that expire through 2003. During the first quarter of 1999, we refinanced approximately $2.6 million of our then existing operating leases and classified these leases as capital leases in the accompanying condensed consolidated balance sheet for the nine months ended September 30, 1999. The effect of this refinancing on our results of operations will not differ materially from the previous lease financing arrangements. As of September 30, 1999, we had operating lease lines of approximately $13.0 million available for future equipment requirements.

   Our need for, cost of and access to funds are dependent in the long-term on our future operating results as well as conditions external to us. We may require additional capital to finance further acquisitions or other enhancements to or expansions of our manufacturing capacity. Although no assurance can be given that any additional financing will be available on terms satisfactory to us, we may seek additional funds from time to time through public or private debt or equity offerings or through further bank borrowings on equipment lease financing. We believe that our current sources of liquidity are adequate to support our anticipated liquidity needs for the next twelve months.

Year 2000 Readiness Disclosure Statements

   We are subject to various Year 2000 risks relating to our internal systems and equipment, the systems of our key customers, suppliers and third-party service providers and the potential decrease in demand for our customers' products. We and the companies with which we do business utilize computer software programs, operating systems and embedded technology in the conduct of their operations. Many computer software programs, operating systems and technology in use today are unable to distinguish between the year 2000 and the year 1900 because they use a two-digit shorthand to define the applicable year. People commonly refer to this as the Year 2000 problem. If we do not properly identify and correct our Year 2000 issues prior to January 1, 2000, our operations could be materially disrupted. These disruptions could be caused by, among other things, an inability to do the following using current processes and systems:

  . receive technical specifications, purchase orders and payments from customers;

  .  order, receive, record and pay for inventory;

  .  manufacture and ship products;

  .  send invoices;

  .  process internal and external transactions; and

  .  engage in similar normal business activities.

   In addition, our operations could also be significantly disrupted if the companies with which we do business are not Year 2000 compliant on a timely basis. Such a failure could adversely affect a company's ability to do business with us. Any of these Year 2000 failures or disruptions could have a significant negative impact on our results of operations.

   To address these issues, we have undertaken an extensive project to assess and remedy the areas within our business and operations which could be adversely affected by Year 2000 issues, including our information technology and non-information technology systems and processes. The first phase of the project was:

  . to determine the extent of our Year 2000 problem by reviewing all of our hardware, software, equipment and embedded technology to determine if any of this software and technology was not Year 2000 compliant; and

  . to determine whether companies with which we do significant business will be Year 2000 compliant on a timely basis.

   The next stage in the project was to correct or replace and test all such hardware, software, equipment and embedded technology. In the second phase of the project, we also addressed the Year 2000 issues identified by our vendors, third-party service providers and customers, as appropriate. We conducted the project using internal and external resources. Finally, we determined the need to formulate and revise contingency plans based on the results of our assessment and remediation efforts with regard to our own Year 2000 issues as well as those of our customers, third-party service providers and suppliers.

   All phases of the project, as defined above, have been substantially completed. Additionally, contingency plans have been prepared in areas where we have determined that a plan is necessary. We have discussed Year 2000 compliance with our vendors, third-party service providers and customers. We have not been informed by any vendor, third-party service provider or customer of significant Year 2000 compliance problems which could cause a meaningful disruption in our operations. We will continue to work with our vendors, third-party service providers and customers to identify any possible issues.

   Based on our review to date, we expect the total cost of our Year 2000 assessment and remediation project to be approximately $650,000, of which approximately $450,000 has been expensed to date. Our current expectations regarding the total cost of our Year 2000 project are subject to change as the project progresses or additional information is obtained. The sources of the funds for our Year 2000 project are operating cash flow and available equipment lease lines. No other material information technology project has been deferred as a result of the Year 2000 project. We currently do not believe that internal Year 2000 issues will have a significant effect on our business. We cannot assure you of this, however.

   We have identified our significant systems which could be adversely affected by Year 2000 issues to be:

  . manufacturing equipment, including surface mount technology lines, and testing equipment;

  . integrated enterprise resource planning systems and networking software and equipment used in our facilities; and

  .  electronic commerce capabilities.

   We have obtained certifications from our equipment vendors indicating that our critical manufacturing and testing equipment is Year 2000 compliant. We have completed testing of our critical equipment. We installed and tested a vendor-certified Year 2000 compliant version of enterprise resource planning software in our Massachusetts facilities. The version of the enterprise resource planning software used by our Georgia facility is certified as Year 2000 compliant by the vendor and was installed and tested by us in February 1999. The enterprise resource planning systems used in our Ireland facility was not Year 2000 compliant and could not be upgraded. We purchased the version of the vendor-certified Year 2000 compliant software utilized in our Georgia facility for, and installed it in, our Ireland facility. The enterprise resource planning software systems in our California, Mississippi, Alabama and Mexico locations were tested in February 1999 and are believed to be Year 2000 compliant. All network software and electronic commerce capabilities have been remediated as we believe is necessary. For the above identified applications, we have developed manual process procedures as a contingency plan.

   Our plans and programs to become Year 2000 compliant may not succeed in their entirety and our contingency plans may not be comprehensive or adequate. In addition, one or more of our vendors, third-party service providers or customers may have material Year 2000 compliance problems. If either us or any of our customers, third-party service providers or suppliers fail to become Year 2000 compliant on a timely basis, or if our contingency plans are not fully comprehensive or adequate, the result could be a significant disruption in our business. Any Year 2000 related failure or disruption would significantly and adversely affect our business and results of operations.

New Financial Accounting Standards

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 1999, effective for the fiscal years beginning after June 15,2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company. The Company will adopt this accounting standard on January 1, 2001, as required.

Cautionary Statements

   While these are the risks and uncertainties we believe are most important for you to consider, you should know that they are not the only risks or uncertainties facing us or which may adversely affect our business. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. In that event, the market price of our common stock could decline, and you could lose all or part of the money you paid to buy our common stock.

                         Risks Related to Acquisitions

The expected benefits from the merger with CMC Industries may not occur.

   We completed the merger with CMC Industries with the expectation that the merger would result in certain benefits, including:

  .  cost savings related to the elimination of redundant activities;

  . the opportunity to generate revenue from new customers that require an electronics manufacturing services provider to have a minimum size and geographic coverage;

  . opportunities to increase revenues from our current customers by providing a lower cost alternative and a broader geographic presence;

  . operating efficiencies such as combined managerial, sales, marketing and technological expertise and personnel;

  .  greater ability to access the financial and capital markets; and

  . other synergies due to the strategic fit and compatibility of the two companies, including their common equipment platforms and information systems.

   We may not realize any of the anticipated benefits of the merger. Integrating CMC's operations and personnel with our business has been and continues to be a complex and difficult process. Achieving the benefits of the merger will depend upon the successful integration of CMC's business in an efficient and timely manner. The integration of CMC with our operations could require additional costs and expenses as well as demands on management personnel. The diversion of the attention of our management and any difficulties encountered in the process of combining our companies could cause the disruption of, or a loss of momentum in, our activities. Further, we may experience customer, supplier or employee attrition as a result of the merger. The merger would have had a dilutive effect on our net income per share on a pro forma combined basis for recent periods. We cannot assure you that the merger will become accretive to net income at any point in the future or that the benefits derived by us from the merger will outweigh or exceed the dilutive effects of the merger.

We have incurred substantial transaction, consolidation and integration costs related to the merger with CMC Industries.

   To complete the merger we incurred transaction costs of approximately $5.6 million, comprised primarily of investment banking, legal, accounting, printing, integration and other fees and expenses. We expensed these costs in the third quarter of fiscal 1999. The expenses incurred in connection with the consolidation and integration of our companies had an adverse effect on our operating results for the third quarter of fiscal 1999. We could incur additional consolidation and integration expenses in the future related to the merger.

We may fail to make additional acquisitions and may not successfully integrate acquisitions we do make, which could impair our ability to compete and our operating results.

   In light of the consolidation trend in our industry, we intend to pursue selectively acquisitions of additional electronics manufacturing services providers, facilities, assets or businesses. We may compete for acquisition opportunities with entities having significantly greater resources than us. As a result, we may not succeed in acquiring some or all companies, facilities, assets or businesses that we seek to acquire. Failure to consummate additional acquisitions may prevent us from accumulating sufficient critical mass required by customers in this consolidating industry. This failure could significantly impact our ability to effectively compete in our targeted markets and could negatively affect our results of operations.

   Moreover, acquisitions that we do complete may result in:

  . the potentially dilutive issuance of common stock or other equity instruments;

  . the incurrence of debt and amortization expenses related to goodwill and other intangible assets; or

  .  the incurrence of significant costs and expenses.

Acquisition transactions, including our recent asset acquisition of GSS/Array Technology, Inc., also involve numerous business risks, including:

  . difficulties in assimilating the acquired operations, technologies, personnel and products;

  . difficulties in managing geographically dispersed and international operations;

  .  the diversion of management's attention from other business concerns;

  .  the potential disruption of our business; and

  .  the potential loss of key employees.

                        Risks Related to Our Operations

Our business may suffer if the networking and telecommunications segments of the electronics industry fail to grow and evolve.

   Our customer base has historically been concentrated in a limited number of segments within the electronics industry. Net sales to customers within the networking and telecommunications segments accounted for approximately 63% of our net sales in the first nine months of 1999, 58% in fiscal 1998, and 66% in fiscal 1997. Developments adverse to these industry segments could materially and negatively impact us. These industry segments, and the electronics industry as a whole, experience:

  .  intense competition;

  . rapid technological changes resulting in short product life-cycles and consequent product obsolescence;

  .  significant fluctuations in product demand;

  .  economic cycles, including recessionary periods; and

  .  consolidation.

   Within the electronics industry, Year 2000 concerns may adversely affect demands or spending patterns for our customers' products which would adversely affect demand for our services. A recessionary period or other event leading to excess capacity affecting one or more segments of the electronics industry we serve would likely result in intensified price competition, reduced margins and a decrease in our net sales.

The loss of major customers could adversely affect us.

   We depend on a small number of customers for a significant portion of our business. For the first nine months of 1999, our four largest customers accounted for approximately 52% of our net sales. Customers representing 10% or more of our net sales for that period were:

  .  Nortel Networks (formerly Bay Networks and Aptis Communications)--15%;

  .  S-3 Incorporated (formerly Diamond Multimedia)--15%;

  .  Marconi (formerly Reltec)--12%; and

  .  Lucent Technologies (formerly Ascend Communications)--10%.

   For fiscal 1998 and 1997, our four largest customers accounted for approximately 42% and 40% of our net sales. Customers representing 10% or more of our net sales in fiscal 1998 were Nortel Networks and Micron Electronics, each with approximately 12%, as compared to Nortel Networks with 17% of our net sales in fiscal 1997. The timing and level of orders from our customers varies substantially from period to period. The historic level of net sales we have received from a specific customer in one particular period is not necessarily indicative of net sales we may receive from that customer in any future period.

   Our results may depend on our ability to diversify our customer base and reduce our reliance on particular customers. Our major customers may not continue to purchase products and services from us at current levels or at all. In particular, we experienced a significant decrease in sales to Micron in the third quarter of fiscal 1998. We expect that our business with Ascend, which was acquired by Lucent Technologies, will terminate in the fourth quarter of fiscal 1999. For various reasons, including consolidation in our customers' industries, we have in the past and will continue in the future to terminate or lose relationships with customers. We may not be able to expand our customer base to make up any sales shortfalls from our major customers so as to increase overall net sales. Because certain customers represent such a large part of our business, any of the following could negatively impact our business:

  .  the loss of one or more major customers;

  .  a significant reduction or delay in purchases from any major customer;

  . discontinuance by any major customer of the sale of products we manufacture;

  . a reduction in demand for the products of major customers that we manufacture; or

  . the inability or unwillingness of a major customer to pay for products and services on a timely basis or at all.

Our customers do not enter into long-term purchase orders or commitments, and cancellations, reductions or delays in customer orders would adversely affect our profitability.

   The level and timing of orders placed by our customers vary due to:

  .  customer attempts to manage inventory;

  . changes.in the customers' manufacturing strategy, such as a decision by a customer to either diversify or consolidate the number of electronics manufacturing services providers used or to manufacture their products internally; and

  .  variation in demand for customer products.

   We generally do not obtain long-term purchase orders or commitments from our customers. Instead, we work closely with our customers to anticipate delivery dates and future volume of orders based on customer forecasts. We rely on our estimates of anticipated future volumes when making commitments regarding:

  .  the levels of business that we will seek and accept;

  .  the timing of production schedules;

  .  the purchase of materials;

  .  the purchase or leasing of facilities and equipment; and

  .  the levels and utilization of personnel and other resources.

   Customers may cancel, reduce or delay orders that were either previously made or anticipated for a variety of reasons. Significant or numerous terminations, reductions or delays in our customers' orders could negatively impact our operating results. We often purchase components for product assemblies based on customer forecasts, at times without a customer commitment to pay for them. Our policy is that customers are generally responsible for materials and associated acquisition costs in the event of a significant reduction, delay or cancellation of orders from the forecasted amounts. A customer's unwillingness or inability to reimburse us for materials costs in the case of a significant variance from forecast could adversely affect our operating results.

Increased competition may result in decreased demand or prices for our services.

   The electronics manufacturing services industry is highly competitive. We compete against numerous U.S. and foreign electronics manufacturing services providers with global operations, as well as those who operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Consolidation in the electronics manufacturing services industry results in a continually changing competitive landscape. The consolidation trend in the industry also results in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. Some of our competitors have substantially greater managerial, manufacturing, engineering, technical, financial, systems, sales and marketing resources than we do. These competitors may:

  .  respond more quickly to new or emerging technologies;

  . have greater name recognition, critical mass and geographic and market presence;

  .  be better able to take advantage of acquisition opportunities;

  .  adapt more quickly to changes in customer requirements; and

  . devote greater resources to the development, promotion and sale of their services.

   We may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power from component suppliers, distributors and raw material suppliers or who have lower cost structures. Our manufacturing processes are generally not subject to significant proprietary protection, and companies with greater resources or a greater geographic and market presence may enter our market or increase their competition with us. Increased competition from existing or potential competitors could result in price reductions, reduced margins or loss of market share.

We may not be able to obtain raw materials or components for our assemblies on a timely basis or at all.

   We rely on a single or limited number of third-party suppliers for many proprietary and other components used in the assembly process. We do not have any long-term supply agreements. Shortages of materials and components have occurred from time to time and will likely occur in the future. In particular, the earthquake in Taiwan in September 1999 could cause a shortage in components such as raw printed circuit boards, flash memory and application specific integrated circuits. Raw materials or component shortages could result in shipping delays or increased prices which could adversely affect our ability to manufacture products for our customers on a timely basis or at acceptable cost. Moreover, the consolidation trend in our suppliers' industry results in changes in supply relationships and in the price, availability and quality of components and raw materials. Due to our utilization of just-in-time inventory techniques, the timely availability of many components is dependent on our ability to both develop accurate forecasts of customer requirements and manage the materials supply chain. If we fail to do either, our operating results may suffer.

Operating in foreign countries exposes us to increased risks.

   We acquired in 1997, and then subsequently expanded in 1998, operations in Dublin, Ireland. As a result of our merger with CMC, we acquired operations in Hermosillo, Mexico and a procurement office in Taiwan. We may in the future expand into other international regions. We have limited experience in managing geographically dispersed operations and in operating in Europe, Mexico or Asia. We also purchase a significant number of components manufactured in foreign countries. Because of the scope of our international operations, we are subject to the following risks which could materially impact our results of operations:

  .  economic or political instability;

  .  transportation delays and interruptions;

  .  foreign exchange rate fluctuations;

  .  increased employee turnover and labor unrest;

  .  longer payment cycles;

  .  greater difficulty in collecting accounts receivable;

  .  utilization of different systems and equipment;

  . difficulties in staffing and managing foreign personnel and diverse cultures; and

  .  less developed infrastructures.

   In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to:

  .  increased duties;

  .  increased regulatory requirements;

  .  higher taxation;

  .  currency conversion limitations;

  .  restrictions on the transfer of funds;

  .  the imposition of or increase in tariffs; or

  .  limitations on imports or exports.

   Also, we could be adversely affected if our host countries revise their current policies encouraging foreign investment or foreign trade.

Our business could suffer if we lose the services of, or fail to attract, key personnel.

   Our future success largely depends upon the skills and efforts of John A. Pino, Chairman of the Board and Chief Executive Officer, our other key executives and our managerial, manufacturing, sales and technical employees. With the exception of Jack O'Rear, Executive Vice President of Operations, and a small number of sales people, we have not entered into employment contracts or noncompetition agreements with any of our senior management or other key employees. We do not maintain or plan to acquire any key-man life insurance on any of our key personnel. The loss of services of any of our executives or other key personnel could negatively affect our business. Our continued growth will also require us to attract, motivate, train and retain additional skilled and experienced managerial, manufacturing, sales and technical personnel. We face intense competition for such personnel. We may not be able to attract, motivate and retain personnel with the skills and experience needed to successfully manage our business and operations.

Year 2000 problems may disrupt our operations.

   We are subject to various Year 2000 risks relating to our internal systems and equipment, the systems of our key customers and suppliers and the potential decrease in demand for our customers' products. Many computer software programs, operating systems and technology in use today are unable to distinguish between the year 2000 and the year 1900 because they use a two-digit shorthand to define the applicable year. People commonly refer to this as the Year 2000 problem. If we do not properly identify and correct our Year 2000 issues prior to January 1, 2000, our operations could be materially disrupted due to our inability to do the following using current processes and systems:

  . receive technical specifications, purchase orders and payments from customers;

  .  order, receive, record and pay for inventory;

  .  manufacture and ship products;

  .  send invoices; and

  .  process internal and external transactions.

   Our reliance on our vendors, third-party service providers and customers is substantial. Their failure to address Year 2000 issues could have a material adverse effect on us. If any of the following occur, our normal business activities and operations could be interrupted which could negatively impact our operating results:

  .  we fail to either identify or correct a material Year 2000 problem;

  . our suppliers, third-party service providers or customers experience Year 2000 problems; or

  . demand for our customers' products is reduced due to changing purchasing patterns in their markets caused by Year 2000 concerns.

We may not be able to maintain our technological and manufacturing process expertise.

   The markets for our manufacturing services are characterized by rapidly changing technology and evolving process development. The continued success of our business will depend upon our ability to:

  .  maintain and enhance our technological capabilities;

  . develop and market manufacturing services which meet changing customer needs; and

  . successfully anticipate or respond to technological changes in manufacturing processes on a cost-effective and timely basis.

   Although we believe that our operations utilize the assembly and testing technologies, equipment and processes currently required by our customers, we cannot be certain that we will develop capabilities required by our customers in the future. Also, the emergence of new technologies, industry standards or customer requirements may render our equipment, inventory or processes obsolete or noncompetitive. In addition, we may have to acquire new assembly and testing technologies and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require significant expense or capital investment. Our failure to anticipate and adapt to our customers' changing technological needs and requirements would have an adverse effect on our business.

We may incur significant liabilities if we fail to comply with environmental regulations.

   We are subject to environmental regulations relating to the use, storage, discharge, site cleanup, and disposal of hazardous chemicals used in our manufacturing processes. If we fail to comply with present and future regulations, or are required to perform site remediation, we could be subject to future liabilities or the suspension of production. Present and future regulations may also:

  .  restrict our ability to expand our facilities;

  .  require us to acquire costly equipment; or

  .  require us to incur other significant costs and expenses.

Products we manufacture may contain design or manufacturing defects which could result in reduced demand for our services and liability claims against us.

   We manufacture products to our customers' specifications which are highly complex and may at times contain design or manufacturing errors or failures. Defects have been discovered in products we manufacture in the past and, despite our quality control and quality assurance efforts, defects may occur in the future. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects occur in large quantities or too frequently, our business reputation may also be impaired. In addition, these defects may result in liability claims against us.

                         Risks Related to our Expansion

Our operating results will depend on our ability to manage our growth.

   We have grown rapidly in recent years and we expect to continue to expand our operations. This growth has placed, and will continue to place, significant strain on our management, operations, technical, financial, systems, sales, marketing and other resources. For example, we identified a significant inventory shortfall occurring in the fourth quarter of 1997 that substantially adversely affected our operating results for that period. As a result of this shortfall, we have reviewed and continue to review our security procedures and operating and financial controls. Based upon such review, we have implemented enhanced security systems and inventory work-in-process tracking systems. We have also implemented various cost management programs to enhance our profitability. These programs may not result in the anticipated cost savings, however. We will have to continue to invest in both our manufacturing infrastructure to expand capacity and our operational, financial, and management information systems. If we fail to manage our expected growth effectively, the quality of our services and products and our operating results could suffer significantly.

Expansion of our operations may negatively impact our business.

   We may expand our operations by establishing or acquiring new manufacturing facilities or by expanding capacity in our current facilities. We may expand both in geographical areas in which we currently operate and in new geographical areas within the United States and internationally. We are currently looking for a new facility in California to consolidate and expand our operations and an additional facility in Massachusetts. We may not be able to find suitable facilities on a timely basis or on terms satisfactory to us. Expansion of operations involves numerous business risks, including:

  . the inability to successfully integrate additional facilities or capacity and to realize anticipated synergies, economies of scale or other value;

  . difficulties in the timing of expansions, including delays in the implementation of construction and manufacturing plans;

  . the diversion of management's attention from other business areas during the planning and implementation of expansions;

  . the strain placed on our operational, financial, management, technical and information systems and resources;

  .  disruption in manufacturing operations;

  .  the incurrence of significant costs and expenses; and

  . the inability to locate enough customers or employees to support the expansion.

   Our results of operations could be adversely affected if the revenues associated with new or expanded facilities are not sufficient to offset the increased expenditures associated with the expansions.

We may fail to secure necessary additional financing.

   We have made and will continue to make substantial capital expenditures to expand our operations and remain competitive in the rapidly changing electronics manufacturing services industry. Our future success may depend on our ability to obtain additional financing and capital to support our continued growth and operations. We may seek to raise capital by:

  .  issuing additional common stock or other equity instruments;

  .  issuing debt securities;

  .  obtaining additional lease financings;

  .  increasing our lines of credit; or

  .  obtaining off-balance sheet financing.

   We may not be able to obtain additional capital when we want or need it, and capital may not be available on satisfactory terms. If we issue additional equity securities or convertible debt to raise capital, it may be dilutive to your ownership interest. Furthermore, any additional capital may have terms and conditions that adversely affect our business, such as financial or operating covenants.

                       Risks Related to our Common Stock

We anticipate that our net sales and operating results will fluctuate which could affect the price of our common stock.

   Our net sales and operating results have fluctuated and may continue to fluctuate significantly from quarter to quarter. A substantial portion of our net sales in a given quarter may depend on obtaining and fulfilling orders for assemblies to be manufactured and shipped in the same quarter in which those orders are received. Further, a significant portion of our net sales in a given quarter may depend on assemblies configured, completed, packaged and shipped in the final weeks of such quarter. In addition to the variability resulting from the short-term nature of our customers' commitments, the following factors may contribute to such fluctuations:

  .  fluctuations in demand for our services or the products we manufacture;

  .  shipment delays;

  . interruptions in manufacturing caused by earthquakes or other natural disasters;

  .  effectiveness in controlling manufacturing costs;

  .  changes in cost and availability of labor and components;

  . inefficiencies in managing inventory and accounts receivable, including inventory obsolescence and write-offs; and

  .  the levels at which we utilize our manufacturing capacity.

   Our operating expenses are based on anticipated revenue levels and a high percentage of our operating expenses are relatively fixed in the short term. As a result, any unanticipated shortfall in revenue in a quarter would likely adversely affect our operating results for that quarter. Also, changes in our product assembly mix may cause our margins to fluctuate which could negatively impact our results of operations for that period. Results of operations in any period should not be considered indicative of the results to be expected for any future period. It is likely that in one or more future periods our results of operations will fail to meet the expectations of securities analysts or investors, and the price of our common stock could decline significantly.

We may incur costs and liability related to potential or pending litigation.

   On February 27, 1998, our company and several of our officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the District of Massachusetts. The plaintiffs amended the complaint on October 16, 1998. The plaintiffs purport to represent a class of all persons who purchased or otherwise acquired our common stock in the period from April 17, 1997 through March 31, 1998. The amended complaint alleges, among other things, that the defendants knowingly made misstatements to the investing public about the value of our inventory and the nature of our accounting practices. On December 15, 1998, we filed a motion to dismiss the case in its entirety based on the pleadings. Our motion to dismiss was granted without prejudice on May 27, 1999, and the case was closed by the court on June 1, 1999. On June 28, 1999, the plaintiffs filed a motion with the court seeking permission to file a second amended complaint. We opposed that motion. On July 13, 1999, the court denied the plaintiffs' motion to amend, noting "final judgment having entered in this case." On July 26, 1999, the plaintiffs filed a motion with the court asking the court to extend the 30-day period for filing an appeal of its ruling dismissing the case. We opposed that motion as well, and the court denied the motion on August 10, 1999. On August 12, 1999, plaintiffs filed a notice indicating their intent to appeal the court's orders of July 26, 1999 and August 10, 1999. We believe the claims asserted in this action and the appeals noticed by plaintiffs are without merit and intend to continue to defend ourselves vigorously in this action. However, a material adverse judgment in such matter could cause our financial condition or operating results to suffer.

   On June 15, 1999, we received written notice from legal counsel for the Lemelson Medical, Education & Research Foundation, Limited Partnership alleging that we are infringing certain patents held by the Lemelson Foundation Partnership and offering to license such patents to us. Based on our understanding of the terms that the Lemelson Foundation Partnership has made available to current licensees, we believe that obtaining a license from them under the same or similar terms would not have a significant negative effect on our financial condition. Our results of operations in a particular quarter may be negatively affected, however. Moreover, a license may not be available on terms satisfactory to us. Litigation with respect to patents and other intellectual property matters can result in substantial costs and damages, require the cessation of the use of infringing products and processes, and force the infringing party to obtain a license to the relevant intellectual property.

   In December 1993, CMC Industries retained the services of a consultant to assist in quantifying the potential exposure to CMC in connection with clean-up and related costs of a former manufacturing site. This site is commonly known as the ITT Telecommunications site in Milan, Tennessee. The consultant initially estimated that the cost to remove and dispose of the contaminated soil would be approximately $200,000. CMC subsequently entered into a voluntary agreement to investigate the site with the Tennessee Department of Environment and Conservation. In addition, CMC agreed to reimburse a tenant of the site $115,000 for expenditures previously incurred to investigate environmental conditions at the site. CMC recorded a total provision of $320,000 based on these estimates. In fiscal 1995, an environmental consultant estimated that the cost of a full study combined with short- and long-term remediation of the site may cost between $3.0 and $4.0 million. Subsequent environmental studies done in 1999 have estimated such costs as between $750,000 and $3.5 million. During CMC's fiscal 1996, the State of Tennessee's Department of Environment and Conservation named certain potentially responsible parties in relation to the former facility. CMC was not named as a potentially responsible party. However, Alcatel, Inc., a potentially responsible party named by the State of Tennessee's Department of Environment and Conservation and a former owner of CMC, sought indemnification from CMC under the purchase agreement by which CMC acquired the stock of one of the operators of the facility. To date, Alcatel has not filed any legal proceedings to enforce its indemnification claim. However, Alcatel could initiate such proceedings and other third parties could assert claims against us relating to remediation of the site. We have entered into an agreement with Alcatel pursuant to which the statute of limitations on their indemnification claim is tolled for a period of time. In the event any proceedings are initiated or any claim is made, we would defend ourselves vigorously but defense or resolution of this matter could negatively impact our financial position and results of operations.

John A. Pino has significant influence over our company.

   John A. Pino, Chairman of the Board and Chief Executive Officer, and a number of trusts for his and his family's benefit, will collectively beneficially own approximately 34% of our common stock. As a result, Mr. Pino is able to exert significant influence over us through his ability to influence the election of directors and all other matters that require action by our stockholders. The voting power of Mr. Pino and these trusts could have the effect of preventing or delaying a change in control of our company which Mr. Pino opposes even if our other stockholders believe it is in their best interests.

The price of our common stock has been and may continue to be volatile and you might not be able to sell your shares at or above the public offering price.

   The price of our common stock has been and may continue to be volatile. Since October 1, 1998, our stock price has fluctuated between a low of $5.06 per share and a high of $29.63 per share. On October 19, 1999, the closing price for our common stock was $26.75. The price of our common stock may fluctuate significantly in response to a number of events and factors relating to our company, our competitors and the market for our services, many of which are beyond our control, such as:

  .  quarterly variations in our operating results;

  . announcements of new technological innovations, equipment or service offerings by us or our competitors;

  .  announcements of new products or enhancement by our customers;

  . changes in financial estimates and recommendations by securities analysts; and

  .  news relating to trends in our markets.

In addition, the stock market in general, and the market prices for technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our operating performance.

   Recently, when the market price of a stock has been volatile, holders of that stock have often instituted securities class action litigation against the company that issued the stock. We have been the subject of such a lawsuit. If any of our stockholders brought another securities class action lawsuit against us, we could incur substantial additional costs defending that lawsuit. The lawsuit could also divert the time and attention of our management and an adverse judgment could cause our financial condition or operating results to suffer.

It may be difficult for a third party to acquire our company, and this could depress our stock price.

   Massachusetts corporate law and our articles of organization and by-laws contain provisions that could have the effect of delaying, deferring or preventing a change in control of our company or our management. These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions:

  . authorize the issuance of "blank check" preferred stock, which is preferred stock that can be created and issued by our board of directors without prior stockholder approval, with rights senior to those of common stock;

  . provide for a staggered board of directors, so that it would take three successive annual meetings to replace all directors;

  .  prohibit stockholder action by written consent; and

  . establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

We may lose the value of our investment in Cortelco Systems which could negatively impact the price of our common stock.

   Through our acquisition of CMC Industries, we acquired a redeemable preferred stock investment in Cortelco Systems Holding Corp. David S. Lee, a former director of CMC Industries and a current director of ACT, also serves as a director of Cortelco Systems Holding Corp. Mr. Lee is also the largest stockholder of Cortelco and beneficially owns approximately 5.6% of our common stock. In March 1999, CMC entered into a Stock Purchase Agreement with Mr. Lee under which Mr. Lee effectively guaranteed CMC's right to receive not less than approximately $5.9 million by May 2002 in connection with CMC's investment in Cortelco. We may not receive any of the $5.9 million from Cortelco or Mr. Lee, which could negatively impact our financial condition and the price of our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to changes in interest rates and foreign currency exchange primarily in our cash, debt and foreign currency transactions. We do not hold derivative financial instruments for trading or speculative purposes.

   We have a $107.0 million Senior Secured Credit Facility which bears interest at variable interest rates. We have also entered into a $17.0 million interest rate swap agreement which matures in October 2001 in order to reduce the impact of fluctuating interest rates on our credit facility. This swap agreement is classified as held for purposes other than trading. Under this swap agreement, we have agreed with the counterpart to pay fixed rate payments on a monthly basis, based upon an annual interest rate of 6.76%, in exchange for receiving variable rate payments on a monthly basis, calculated on an agreed-upon notional amount. Net interest payments or receipts from interest rate swaps are recorded as adjustments to interest expense in our condensed consolidated statements of operations. Our exposure related to adverse movements in interest rates is primarily derived from the variable rate on the remainder of our credit facility. As of September 30, 1999, $17.0 million of the outstanding balance of $68.4 million under the credit facility was at a rate of 6.76%. At September 30, 1999, $25 million of the line of credit was at an interest rate of 7.63% and the remainder of the credit facility was at an 8.50% interest rate. Based on the portion of this balance in excess of $17.0 million, an adverse change of one percent in the interest rate would cause a change in interest expense of approximately $514,000 on an annual basis.

   The foreign currencies to which we have exchange rate exposure are the Irish punt and the Mexican peso. International operations do not currently constitute a significant portion of our net sales or net assets. Therefore this exposure is not considered material to us.

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

                         PART II.   OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  A special meeting of stockholders was held July 29, 1999 to consider and vote upon three matters so described in the Company's joint proxy statement/prospectus dated June 23, 1999. The following is a brief description of the matters voted upon, the number of votes cast for and against each proposal, and the number of abstentions.

   1. To approve and adopt an Agreement and Plan of Merger and Reorganization dated as of May 10, 1999, among ACT Manufacturing, Inc., East Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of ACT, and CMC Industries, Inc., a Delaware corporation, and the issuance of shares of ACT common stock pursuant to such merger agreement. The merger agreement provides for, among other things, the exchange of each issued and outstanding share of common stock of CMC for 0.5 of a share of ACT common stock, the assumption of all outstanding options to purchase CMC common stock and the merger of East Acquisition Corp. with and into CMC, with CMC being the surviving corporation and a wholly-owned subsidiary of ACT after the merger.


      Votes For:               7,879,831
      Votes Against:              35,089
      Abstain:                     7,443
      Votes Unvoted:           1,169,237


   2. To approve an amendment to the Restated Articles of Organization of ACT to increase the number of authorized shares of ACT common stock from 30,000,000 to 50,000,000, $.01 par value per share, subject to and upon completion of the merger .


      Votes For:               7,821,702
      Votes Against:              85,739
      Abstain:                    14,921
      Votes Unvoted:           1,169,238


   3. To approve and adopt an Amended and Restated 1995 Stock Plan pursuant to which the aggregate number of shares which may be issued thereto shall be increased from 1,250,000 to 2,250,000.

      Votes For:               6,852,335
      Votes Against:           1,054,386
      Abstain:                    15,641
      Votes Unvoted:           1,169,238


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

          10.1 Employment Agreement dated as of July 29, 1999 between the Company and Jack O'Rear

          11.   Computation of Net Income (Loss) Per Common Share

          21.1  Subsidiaries

          27.   Financial Data Schedule

(b)      Reports on Form 8-K

        The Registrant filed a report on Form 8-K on July 30, 1999, which reported that the merger of East Acquisition Corporation, a wholly-owned subsidiary of the Company with and into CMC Industries, Inc. as provided for in that certain Agreement and Plan of Merger and Reorganization dated May 10, 1999 between the Company, East Acquisition Corporation and CMC Industries, Inc., was effected on July 29, 1999 pursuant to a Certificate of Merger filed with the Secretary of State of the State of Delaware on that date.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 22, 1999                ACT MANUFACTURING, INC.

                                     /s/   JEFFREY B. LAVIN
                                --------------------------------------------
                                Jeffrey B. Lavin
                                Vice President of Finance
                                and Chief Financial Officer
                                (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit    DESCRIPTION
-------    -----------
 10.1      Employment Agreement dated as of July 29, 1999 between the Company and Jack O'Rear

 11.       Computation of Net Income (Loss) Per Common Share

 21.1      Subsidiaries

 27.       Financial Data Schedule