Form 10-K
period 1999-12-31
ACT MANUFACTURING INC
filed 2000-03-29
CIK 937971

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)

  [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
                 For the Fiscal Year Ended: December 31, 1999
                                      or

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 24, 2000 (based on the closing sale price as quoted by the Nasdaq National Market as of such date) was $494,950,268.

  As of March 24, 2000, 16,331,355 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of registrant's definitive proxy statement for the annual meeting of stockholders to be held on or about May 15, 2000 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. ACT Manufacturing, Inc. makes such forward-looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in
Item 7 under "Year 2000 Readiness Disclosure Statement" and "Cautionary Statements." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Annual Report on Form 10-K, the words "anticipates," "believes," "expects," "intends," "future," "could," "may," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

ITEM 1. BUSINESS

  ACT Manufacturing, Inc. (ACT or We) is a leading provider of value-added electronics manufacturing services to original equipment manufacturers (OEMs) in the networking and telecommunications, computer and industrial and medical equipment markets. We provide OEMs with:

  . complex printed circuit board assembly, primarily utilizing advanced surface mount technology;

  . electro-mechanical sub-assembly;

  . total system assembly and integration; and

  . mechanical and molded cable and harness assembly.

  We target and have developed a particular expertise in serving emerging and established OEMs who require moderate volume production runs of complex, leading-edge commercial market applications. The multiple configurations and high printed circuit board densities that characterize these applications generally require technologically-advanced and flexible manufacturing as well as a high degree of other value-added services. As an integral part of our offerings to customers, we provide the following value-added services in all of our service offerings:

  . new product introduction services;

  . advanced manufacturing and test engineering;

  . flexible materials management;

  . comprehensive test services;

  . product diagnostics and repair;

  . product configuration;

  . packaging;

  . order fulfillment; and

  . distribution services.

  Since 1997, we have completed four acquisitions that have enabled us to strengthen our advanced engineering capabilities, expand our operations and geographic presence and diversify our customer base. Prior to 1997, we operated primarily in the northeastern United States. Through our acquisitions, we have added facilities in California, Georgia, Mississippi, Ireland and Mexico. Our July 1999 merger with CMC Industries, Inc. enabled us to significantly increase our scale of operations, expand our customer base and geographic presence, and strengthen our management and engineering resources. In addition, the acquisition of certain inventory and fixed assets of GSS/Array Technology, Inc. in October 1999 strengthened and expanded our California operations and considerably enhanced our advanced engineering capabilities, in particular those related to high-end radio frequency applications. We expect to continue to pursue select strategic acquisitions to enhance our growth, operations, geographic presence, engineering capabilities and service offerings.

  We have developed strong customer relationships with a wide range of companies in the networking and telecommunications and computer industries. Our customer base of over 100 customers includes large, established OEMs such as EMC Corporation, Motorola and Nortel Networks, and emerging providers of next-generation technology products such as Convergent Networks, Efficient Networks and Unisphere Solutions (formerly Redstone Communications). OEMs in the networking and telecommunications segment of the electronics industry represented approximately 66% of our net sales for fiscal 1999 while OEMs in the computer segment accounted for approximately 25% for the same period. These customers require our advanced engineering capabilities and other value-added services to manufacture technologically complex products, such as wireless and ADSL modems, Internet access switches, routers and mass storage systems . We establish close, long-term relationships with our customers by offering them a complete and flexible electronics manufacturing solution in order to accelerate their time-to-market and time-to-volume production.

Recent and Pending Business and Asset Acquisitions

  On March 15, 2000, we entered into a Pre-Tender Agreement for the acquisition of GSS Array Technology Public Company Limited (GSS Thailand), a Thailand company publicly traded on the Stock Exchange of Thailand. Under the terms of the agreement, GSS Thailand would be delisted from the Stock Exchange of Thailand and we would then make a cash tender offer for all issued shares and outstanding options of GSS Thailand for approximately $93.0 million at the exchange rate in effect between the Thai Baht and the U.S. Dollar on March 15, 2000. We also have the option to make the cash tender offer prior to the delisting of GSS Thailand from the Stock Exchange of Thailand. Holders of approximately 23% of GSS Thailand's outstanding shares have agreed to tender their issued shares and outstanding options to ACT. We expect to close the acquisition in the third quarter of fiscal 2000, however, the acquisition is subject to various regulatory approvals and other closing conditions. We cannot assure you that these closing conditions will be satisfied and we therefore may not consummate this acquisition of GSS Thailand on a timely basis or at all.

  On October 12, 1999, we acquired certain inventory and fixed assets of GSS/Array Technology, Inc., located in San Jose, California, for approximately $12.9 million in cash and the assumption of $0.6 million in liabilities, which we financed primarily through our bank credit facility. The purchase of these assets did not constitute the acquisition of a business. GSS/Array Technology, Inc. was a subsidiary of GSS Thailand. We assumed on-going relationships with select GSS/Array domestic customers and hired select employees.

  On July 29, 1999, we completed our merger with CMC Industries, Inc. (CMC), a provider of electronics manufacturing services to OEMs in the telecommunications, computer and electronics industries. CMC operated manufacturing facilities in Santa Clara, California, Corinth, Mississippi and Hermosillo, Mexico. As a result of the merger, CMC became our wholly owned subsidiary. Under the terms of the merger agreement, each share of CMC common stock was exchanged for 0.5 of a share of our common stock and all CMC stock options were assumed by us. We issued approximately 3.9 million shares of common stock and reserved approximately 0.9 million shares of common stock for future issuance under CMC's 1990 Equity Incentive Plan, pursuant to the merger. The merger has been accounted for as a pooling of interests.

  The merger with CMC has provided us many benefits which enable us to compete more effectively in the electronics manufacturing services industry, including:

  . We gained the critical mass necessary to compete for the business of larger OEMs in the electronics industry.

  . We enhanced our customer diversity, reduced our reliance on specific major customers and enhanced our opportunity to sell additional value-added services to a larger customer base as a result of the lack of overlap between the ACT and CMC customer bases.

  . We expanded our geographic presence and broadened our range of cost and volume production capabilities through the addition of high volume, low cost manufacturing production facilities in Corinth, Mississippi and Hermosillo, Mexico and a moderate volume facility in Santa Clara, California.

  . We acquired significant managerial, sales and engineering resources which has facilitated the expansion of our manufacturing capacity and has strengthened our advanced engineering capabilities.

  . We acquired a procurement office in Taiwan as well as experienced purchasing personnel which has strengthened our component supply chains.

Services

  We utilize a business unit or cell approach to provide value-added services to more effectively satisfy the needs of our customers. Within this environment, we assign dedicated equipment, personnel and systems to specific customers. Throughout the manufacturing organization, we use state-of-the-art production performance, statistical process control and quality reporting systems to provide accurate, timely and relevant management and customer information.

Manufacturing of Electronic Assemblies

  We offer manufacturing capabilities for printed circuit board assembly, electro-mechanical sub-assembly, total system assembly and integration, and cable and harness assembly.

  Printed Circuit Board Assembly. Printed circuit boards are platforms on which integrated circuits and other electronic components are mounted. Semiconductor designs are complex and often require printed circuit boards with many layers of narrow, densely-spaced wiring. Rapid technological advances have occurred in the electronics industry in recent years that have increased the speed and performance of components, while reducing their size. These technological advances have caused printed circuit boards to become smaller with components more densely attached to the board. These technological advances have required increasingly advanced surface mount manufacturing technologies, in addition to traditional surface mount and pin-through-hole technology.

  In pin-through-hole production, components are attached by pins, also called leads, inserted through and soldered to plated holes in the printed circuit board. In traditional surface mount technology production, the leads on integrated circuits and other electronic components are soldered to the surface of the printed circuit board rather than inserted into holes. Surface mount technologies can accommodate a substantially higher number of leads in a given area than pin-through-hole production. As a result, surface mount technologies allow the printed circuit board to interconnect a greater density of integrated circuits. This density permits tighter component spacing and a reduction in the printed circuit board dimensions. Additionally, surface mount technologies allow components to be placed on both sides of the printed circuit board, thereby permitting even greater density. The substantially finer lead-to-lead spacing in surface mount technologies requires a manufacturing process far more exacting than the pin-through-hole interconnect products. An advanced surface mount technology called micro ball grid array
(BGA) allows for even greater densities than traditional surface mount technology. The BGA assembly process uses small balls of solder, instead of leads that could bend and break, located directly underneath the part, to interconnect the component and circuit board. Because of their high number of leads, most complex or very large scale integrated circuits are configured for surface mount technologies production.

  We employ advanced surface mount technologies, primarily micro ball grid array, in our printed circuit board assembly operations in addition to traditional surface mount technologies. We also continue to support pin-through-hole technology and related semi-automated and manual placement processes for existing and new applications that require these technologies.

  We focus on low to moderate volume manufacturing of highly complex and sophisticated printed circuit board assemblies. We manufacture these complex assemblies on a batch basis and have developed expertise in quickly changing equipment set-up and manufacturing capabilities in order to respond to our customers' changing needs. We believe this capability provides our customers with optimal flexibility in product design, while allowing for rapid turnaround of new or highly complex but lower volume products. We also offer our customers high volume manufacturing alternatives. In our Hermosillo, Mexico and Corinth, Mississippi facilities, we currently manufacture larger volume, less complex printed circuit boards using a variety of surface mount technologies.

  As part of our comprehensive manufacturing process, we provide in-circuit, functional and stress environmental testing services for substantially all completed printed circuit board assemblies. In-circuit tests verify that:

  . the components have been attached properly;

  . the components meet functional standards; and

  . the electrical circuits have been completed properly.

  We perform these tests on industry standard testing equipment using proprietary software developed either by the customer or our test engineers. We also use specialized testing equipment designed and provided by the customer or developed by our engineers to perform customized functional tests designed to ensure that the printed circuit board assembly will perform its intended functions. In addition, since defective components normally fail after a relatively short period of use, we subject more complex printed circuit board assemblies to controlled environmental stresses, typically thermal or electrical stresses, based on customer requests.

  Electro-Mechanical Sub-Assembly and Total System Assembly and
Integration. We integrate components, including our printed circuit board and cable and harness assemblies, into higher level sub-assemblies and total system assemblies. We maintain significant systems assembly capacity to meet the increasing demands of our customers for total system assemblies. In addition to product assemblies, we also provide the following services to customers seeking to integrate manufacturing and distribution services:

  . custom configuration;

  . documentation;

  . packaging; and

  . order fulfillment.

  Cable and Harness Assembly. We offer a wide range of cable and harness assembly services for molded and mechanical applications including:

  . custom manufactured ribbon assemblies;

  . multiconductor, co-axial and fiber optic cable assemblies; and

  . discrete wire harness assemblies.

  We use advanced and diverse manufacturing processes, in-line inspection and test and dedicated work cells to minimize work-in-process time and focus on process efficiencies and quality. We use both automated and semi-automated preparation and insertion equipment, as well as manual assembly techniques to accomplish the cable and harness assembly process. We test substantially all of our cable and harness assemblies using automated test equipment.

Value-Added Services

  Outsourcing allows OEMs to take advantage of the manufacturing expertise, advanced technology, capital investments and overall cost benefits obtained by electronics manufacturing services providers. In addition, OEMs outsource their manufacturing strategies to accelerate their time-to-market and time-to-volume production, improve inventory management and purchasing power, and improve the overall quality of their products. In order for OEMs to fully achieve the benefits of outsourcing, they seek a comprehensive manufacturing solution. To meet the requirements of our OEM customers, we provide the following value-added services across the full range of our electronics manufacturing services:

  New Product Introduction Services. We work with potential and existing customers as early as possible in the new product development process to optimize their products' design for manufacturing. Our new product introduction services include design and layout, concurrent engineering, test development and prototype engineering. Our new product introduction services are designed to shorten customers' product development cycles by offering full design and development services that compliment the customers' in-house capabilities.

  We believe that our new product introduction capabilities result in close interaction with our customers and new business prospects which:

  . enhance responsiveness to customers;

  . enable us to stay at the forefront of technological innovations; and

  . strengthen our relationships with our existing and new customers.

  Advanced Manufacturing and Test Engineering. Our advanced manufacturing engineers work closely with a customer's product designers at the early design stage of a product. Our engineers:

  . evaluate the initial product design to identify potential manufacturing and testability issues;

  . review the layout of a board to determine if it has the optimal tool set-up and efficient component spacing and densities; and

  . participate in parts selection and materials utilization decisions.

  This early interaction with the customer optimizes product manufacturability, testability, and reliability. This participation also mitigates component availability issues which might arise during the manufacturing cycle. Our engineers also evaluate the ongoing manufacturing process and recommend improvements to reduce manufacturing costs or lead times, or to increase the quality of finished assemblies. Our engineering services help customers:

  . bring their products rapidly to the market;

  . meet the market's expectation for quality; and

  . take advantage of advances in manufacturing and testing technology and processes.

  Materials Management. We provide our customers optimal flexibility regarding their production delivery and product mix requirements. We directly purchase all or a substantial portion of the components necessary for our product assemblies. We procure components from vendors which meet our standards for timely delivery, high quality, cost-effectiveness, flexibility and compliance with customer specifications. To help control inventory investment, we generally order components only when we have a customer forecast, purchase order or commitment to purchase the completed assemblies. We use a materials requirements planning system to plan and procure materials. We use electronic data interchange systems to efficiently communicate with many of our vendors. We have recently begun using an Internet-based procurement tool and expect to realize cost savings and efficiencies by sourcing components via the Internet. Additionally, we use just-in-time inventory management techniques and manage our materials pipelines and vendor base to provide our customers flexibility to change their volume requirements within established frameworks.

  Product Diagnostics and Repair. As OEMs increasingly outsource their manufacturing needs and divest their internal manufacturing capabilities, they need electronics manufacturing services providers that offer product diagnostic and repair services. If a product purchased by an OEM's customer fails or breaks, an OEM that has outsourced its manufacturing is not likely to have the equipment, facilities or trained personnel available to identify and fix the problem. We use our engineering and test capabilities to provide product diagnostic and repair for assemblies we manufacture and, in some instances, for other products of our customers. We also offer our OEM customers revision control, lot tracking and materials management services for their product revisions, upgrades and repairs.

  Order Fulfillment and Distribution. To more rapidly respond to the market demands of our customers, we offer delivery programs and capabilities designed with the flexibility to ship products directly to an OEM's customers. Under these programs, we package products to the customer's specification with appropriate product documentation and manage the logistics of delivery. We work closely with our customers to identify and offer additional services in anticipation of future customer needs.

Suppliers

  Our OEM customers need us to:

  . assure the short and long term supply of materials and components to manufacture their products;

  . negotiate low prices for these materials;

  . secure the highest quality and most reliable materials;

  . assure the on-time delivery of these materials; and

  . provide them with the flexibility to change their production requirements on short notice.

  To compete effectively in this business environment, we have developed a materials procurement strategy whereby we maintain strong, long-term relationships with a limited number of suppliers who conform to our high standards. We seek to work only with suppliers that consistently deliver the best technology and quality materials at the lowest total cost on the shortest and most flexible lead times. We consistently evaluate all of our suppliers' performances and provide them with suggestions for improving our relationships. When we do business with a supplier at our customer's direction, we closely monitor the supplier's performance and work with both the supplier and the customer to improve the supplier's performance when necessary. We believe this strategy enables us to provide optimal flexibility to our OEM customers and enables us to better satisfy their electronics manufacturing services needs.

  Our team of materials acquisition professionals is responsible for all materials procurement and planning. We have a strategic purchasing group that develops our worldwide materials and commodity procurement strategy. We have adopted a more direct supplier model that targets select high quality suppliers from a more distributor-oriented procurement model. This strategic group is responsible for understanding the needs of our customers and the commodity supply market, evaluating the overall quality of suppliers and negotiating and executing low cost commodity supply contracts with preferred suppliers. We also have a group that focuses on the day-to-day tactical execution of our materials procurement process to insure that material or component costs or shortages do not prevent us from providing optimal services to our customers. This group is responsible for proactively managing inventory programs, evaluating day-to-day supplier performance and co-ordinating customer plan production changes.

  We typically procure components when a purchase order or forecast is received from a customer. Due to our utilization of just-in-time inventory techniques, the timely availability of many components depends on our ability to both develop accurate forecasts of customer requirements and manage our materials supply chain. Given our direct component procurement strategy with quality suppliers, we rely on a single or limited number of suppliers for many proprietary and other components used in our assembly process. Although we have strong relationships with high quality suppliers, we do not have any long term supply agreements. Shortages of materials and components have occurred from time to time and will likely occur in the future despite our development of select long-term supplier relationships. In particular, we are currently experiencing a shortage in components such as tantalum and ceramic capacitors, flash memory and dynamic and static ram. We believe our direct procurement strategy and the division of responsibility within our materials procurement team enable us to better manage our supply chain in order to reduce the occurrence and minimize the effect on our customers of materials or component shortages.

Customers and Markets

  We serve a wide range of customers from emerging growth companies to established multinational corporations in a variety of markets, including networking and telecommunications, computer and industrial and medical equipment. We currently provide services to over 100 customers worldwide.

  Customers in the networking and telecommunications segment of the electronics industry represented approximately 66% of our net sales for fiscal 1999 while OEMs in the computer segment accounted for approximately 25% for the same period.

  For fiscal 1999, our five largest customers accounted for approximately 52% of our net sales. For fiscal 1999, each of Nortel Networks (formerly Bay Networks and Aptis Communications) and S-3 Incorporated (formerly Diamond Multimedia) accounted for 10% or more of our net sales (15% and 13%, respectively).

  Customers representing 10% or more of our net sales in fiscal 1998 were Nortel Networks and Micron Electronics, each with approximately 12%, as compared to Nortel Networks with 17% of our net sales in fiscal 1997.

  The timing and level of orders from our customers varies substantially from period to period. The historic level of net sales we have received from a specific customer in one particular period is not necessarily indicative of net sales we may receive from that customer in any future period. While we focus on maintaining long term relationships with our customers, for various reasons, including consolidation in our customers' industries, we have in the past and will continue in the future to terminate or lose relationships with customers. Customers may also significantly reduce the level of business they do with us or delay the volume of manufacturing services they order from us. Significant or numerous terminations, reductions or delays in our customers' orders could negatively impact our operating results in future quarters. We continue to focus on expanding and diversifying our customer base to reduce dependence on any individual customer or market.

  In many cases, our customers utilize more than one electronics manufacturing services provider across their product lines. Our goal is to be the primary electronics manufacturing services provider for our customers. We seek to manufacture the high-value, leading-edge products of our customers and target OEMs that require moderate volume production. Our high volume, low cost facilities enable us to offer our customers a broad range of volume production and cost alternatives. We believe that we are advantageously positioned to be selected to provide manufacturing and value-added services for our customers' new product offerings due to our:

  . close interaction with the design engineering personnel of our customers at the product development stage;

  . prototype production experience;

  . advanced manufacturing and engineering capabilities, such as radio frequency capabilities; and

  . established and dependable materials pipeline.

  We generally warrant that our products will be free from defects in workmanship for twelve months. We also pass on to our customers any warranties provided by component manufacturers and material suppliers to the extent permitted under our arrangements with these parties. Our warranty provides that during the warranty period we will take action to repair or replace failed products. We test substantially all of our assemblies prior to shipment. In addition, our customers generally test or have tested final products on a sample basis prior to deployment in the field. Our warranty costs have not been material to date.

Sales and Marketing

  We develop close, long term relationships with our customers by working with them throughout the development, manufacturing and distribution processes. Electronics manufacturing services providers generally face a long sales cycle and must perform satisfactorily on a trial basis prior to capturing significant orders from an OEM. As a result, we seek to develop these close relationships with customers during the initial product design and development stage. We then support our existing customer relationships through a comprehensive staff of program managers dedicated to individual customer accounts. We assign each customer a program manager who acts as the primary contact for the customer. Program managers are responsible for the development of the manufacturing relationship between our company and the customer and the assignment of our resources to meet the customer's requirements.

  We market our services primarily through a direct sales force, and to a lesser extent, through independent manufacturer's representatives in the United States, Canada and Europe. As we have grown, we have increasingly relied on and developed our direct selling organization as opposed to utilizing independent manufacturer representatives. We divide our direct sales organization into two operations groups. The strategic sales group focuses its selling efforts on major multinational accounts. The core sales group focuses on existing and new accounts within set geographic regions. We expect to continue to expand our direct sales organization and marketing efforts in response to increased customer opportunities in new geographic markets, our increased critical mass and our expanded customer base.

Competition

  The electronics manufacturing services industry is highly competitive. We compete against numerous U.S. and foreign electronics manufacturing services providers with global operations, including Benchmark Electronics, Celestica, Flextronics, Jabil Circuit, Plexus, Sanmina, SCI and Solectron. We also face competition from a number of electronics manufacturing services providers that operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Consolidation in the electronics manufacturing services industry results in a continually changing competitive landscape. The consolidation trend in the industry also results in larger and more geographically diverse competitors who have significant combined resources with which to compete against us.

  We believe that the principal competitive factors in the segments of the electronics manufacturing services industry in which we operate are:

  . geographic location and coverage;

  . flexibility in adapting to customers' needs;

  . manufacturing capability;

  . price;

  . service;

  . technology;

  . quality;

  . reliability; and

  . timeliness in delivering finished products.

  We believe that we have developed a particular strength relative to some of our major competitors in the manufacturing of complex, moderate volume, leading-edge products. Competition from existing or potential competitors could result in reduced prices, margins and market share which would significantly and negatively impact our operating results.

Governmental Regulation

  Our operations are subject to certain federal, state and local regulatory requirements relating to environmental compliance and site cleanups, waste management and health and safety matters. In particular, we are subject to regulations promulgated by:

  . the Occupational Safety and Health Administration pertaining to health and safety in the workplace;

  . the Environmental Protection Agency pertaining to the use, storage, discharge and disposal of hazardous chemicals used in the manufacturing processes; and

  . corresponding state agencies.

  To date the costs of compliance and environmental remediation have not been material to us. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation were found to exist, we may be required to incur substantial additional expenditures.

Employees

  At December 31, 1999, we had 2,816 permanent employees. To provide manufacturing flexibility for our customers, we utilize the services of temporary employees to meet short-term manufacturing capacity fluctuations. The only employees represented by a labor union are those employees in our Mexico operations. We have never experienced a labor stoppage or strike. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

  Our principal manufacturing facilities are located in ten facilities containing an aggregate of approximately 1.0 million square feet. Our significant facilities are as follows:

                            Approximate                Lease
   Location                 Square Feet Leased/Owned Expiration Description
   --------                 ----------- ------------ ---------- -----------
   Hudson, MA..............    147,000     Leased       2007    High-End Tech. Mfg.
   Hudson, MA..............     32,000     Leased       2003    Cable Prototyping & Mfg.
   Hudson, MA..............     28,000     Leased       2003    Cable Prototyping & Mfg.
   Mansfield, MA...........     44,000     Leased       2001    Low-Moderate Volume Mfg.
   Marlborough, MA.........    126,000     Leased       2003    High-End Tech. Mfg.
   Santa Clara, CA.........     75,000     Leased       2000    Low-Moderate Volume Mfg./High-
                                                                 End Tech. Mfg.
   Lawrenceville, GA.......     62,000     Leased       2005    Low-Moderate Volume Mfg.
   Corinth, MS.............    350,000     Leased       2060    Moderate-High Volume Mfg.
   Hermosillo, Mexico......    110,000      Owned        --     Moderate-High Volume Mfg.
   Dublin, Ireland.........     45,000     Leased       2002    Low-Moderate Volume Mfg.
                             ---------
     Total.................  1,019,000
                             =========

  We lease two of the Hudson facilities from Re-Act Realty Trust, a Massachusetts nominee trust, which is controlled by John A. Pino, our Chairman of the Board, President and Chief Executive Officer, and the beneficial interest of which is principally owned by Mr. Pino.

  Our manufacturing facility in Corinth, Mississippi is located on 64 acres of land. The facility and land are leased from the Industrial Development Board of Alcorn County, Mississippi under a lease which has options to renew until 2060. We also lease 20,000 square feet of warehouse space in Corinth, Mississippi, an international purchasing office in Taiwan and a sales and procurement office in Huntsville, Alabama.

  We have consolidated the equipment and assets we purchased from GSS/Array into our Santa Clara operations. Our Santa Clara facility's lease term expires in November 2000. We have signed a lease for a new 202,000 square foot facility in San Jose, California that is under construction. We plan to move our existing Santa Clara operations and the equipment and assets we purchased from GSS/Array to this new facility and expect to begin operations in this new facility in the fourth quarter of fiscal 2000.

  All of our manufacturing facilities have been certified to the ISO 9002 international quality standard except the Corinth, Mississippi facility which is certified to the ISO 9001 international quality standard and our newly leased facility in Marlborough, Massachusetts, which we occupied in January 2000. We expect that this facility will be certified in the near future.

  Our Massachusetts facilities contain 14 surface mount technology lines. We operate 16 surface mount technology lines at our Corinth, Mississippi facility; ten at Hermosillo, Mexico; nine at Santa Clara, California; three at Lawrenceville, Georgia; and two in the Dublin, Ireland facility.

ITEM 3. LEGAL PROCEEDINGS

  On February 27, 1998, our company and several of our officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the District of Massachusetts. The plaintiffs amended the complaint on October 16, 1998. The plaintiffs purport to represent a class of all persons who purchased or otherwise acquired our common stock in the period from April 17, 1997 through March 31, 1998. The amended complaint alleges, among other things, that the defendants knowingly made misstatements to the investing public about the value of our inventory and the nature of our accounting practices. On December 15, 1998, we filed a motion to dismiss the case in its entirety based on the pleadings. Our motion to dismiss was granted without prejudice on May 27, 1999 and the case was closed by the court on June 1, 1999. On June 28, 1999, the plaintiffs filed a motion with the court seeking permission to file a second amended complaint. We opposed that motion. On July 13, 1999, the court denied the plaintiffs' motion to amend, noting "final judgment having entered in the case." On July 26, 1999, the plaintiffs filed a motion with the court asking the court to extend the 30-day period for filing an appeal of its ruling dismissing the case. We opposed that motion as well, and the court denied the motion on August 10, 1999. The plaintiffs have filed an appeal with the United States Court of Appeals for the First Circuit requesting that the Court of Appeals reverse each of the orders described above. The parties are currently briefing the issues before the Court of Appeals. We believe the claims asserted in this action, and the plaintiffs' pending appeal, are without merit and intend to continue to defend ourselves vigorously in this action. We further believe that this litigation will not have a material adverse effect on our business and results of operations, although we cannot assure you as to the ultimate outcome of these matters.

  In December 1993, CMC Industries retained the services of a consultant to assist in quantifying the potential exposure to CMC in connection with clean-up and related costs of a former manufacturing site. This site is commonly known as the ITT Telecommunications site in Milan, Tennessee. The consultant initially estimated that the cost to remove and dispose of the contaminated soil would be approximately $200,000. CMC subsequently entered into a voluntary agreement to investigate the site with the Tennessee Department of Environment and Conservation. In addition, CMC agreed to reimburse a tenant of the site $115,000 for expenditures previously incurred to investigate environmental conditions at the site. CMC recorded a total provision of $320,000 based on these estimates. In fiscal 1995, an environmental consultant estimated that the cost of a full study combined with short and long term remediation of the site may cost between $3.0 and $4.0 million. Subsequent environmental studies done in fiscal 1999 have estimated such costs as between $750,000 and $3.5 million. During CMC's fiscal 1996, the State of Tennessee's Department of Environment and Conservation named certain potentially responsible parties in relation to the former facility. CMC was not named as a potentially responsible party. However, Alcatel, Inc., a potentially responsible party named by the State of Tennessee's Department of Environment and Conversation and a former owner of CMC, sought indemnification from CMC under the purchase agreement by which CMC acquired the stock of one of the operators of the facility. To date, Alcatel has not filed any legal proceedings to enforce its indemnification claim. However, Alcatel could initiate such proceedings and other third parties could assert claims against us relating to remediation of the site. We have entered into an agreement with Alcatel pursuant to which the statute of limitations on its indemnification claim is tolled for a period of time. In the event any proceedings are initiated or any claim is made, we would defend ourselves vigorously but defense or resolution of this matter could negatively impact our financial position and results of operations.

  In connection with a fiscal 1996 staff reduction by CMC, a number of terminated employees subsequently claimed that CMC had engaged in age discrimination in their dismissal and sought damages of varying amounts. CMC defended the actual and threatened claims vigorously during fiscal 1998 incurring approximately $275,000 in legal costs over the course of the year. On August 6, 1998, a judgment was rendered in favor of one plaintiff, in the amount of $127,000 which CMC subsequently settled for $112,000. A second plaintiff's claim for $53,000 was filed and subsequently settled for $48,500. The EEOC negotiated with CMC to reach a monetary settlement for other potential claimants. Without admitting any liability, CMC entered into a Conciliation Agreement with the EEOC and agreed to pay approximately $500,000 to settle all such claims and limit future litigation costs. As a result of these events and the significant ongoing costs to defend these claims, in October 1998, CMC concluded that its interest would be best served to settle all such matters. CMC reserved $975,000 to resolve all such claims, which represented its best estimate of funds to ultimately be paid to such claimants. This charge was recorded in CMC's fiscal year ended July 31, 1998.

  On June 15, 1999, we received written notice from legal counsel for the Lemelson Medical, Education & Research Foundation, Limited Partnership alleging that we were infringing certain patents held by the Lemelson Foundation Partnership and offering to license such patents to us. We entered into a perpetual patent license agreement with the Lemelson Foundation Partnership in February 2000.

  From time to time, we are also subject to claims or litigation incidental to our business. We do not believe that any incidental claims or litigation will have a material adverse effect on our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted during the fourth quarter of the fiscal year ended December 31, 1999 to a vote of security holders of ACT, through the solicitation of proxies or otherwise.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our common stock is quoted on the Nasdaq National Market under the symbol "ACTM." The following table sets forth the high and low bid information for the common stock as reported by Nasdaq for the periods indicated.

                                                                  High     Low
                                                                 ------- -------
1999
  First quarter................................................. $ 19.13 $ 12.88
  Second quarter................................................   17.25   11.88
  Third quarter.................................................   28.19   13.50
  Fourth quarter................................................   39.31   19.69
1998
  First quarter.................................................   18.06    9.50
  Second quarter................................................   13.13    6.13
  Third quarter.................................................   12.81    5.91
  Fourth quarter................................................   14.75    5.06

  On March 24, 2000, the closing price of our common stock on The Nasdaq National Market was $48.75 per share. As of March 24, 2000, there were approximately 132 holders of record of our common stock, which does not include stockholders for whom shares were held in a nominee or street name.

  We did not pay any cash dividends on our common stock during the periods shown above. We presently do not anticipate paying any cash dividends in the foreseeable future. We presently intend to retain future earnings, if any, to finance the expansion and growth of our business. Our bank credit facility prohibits the payment of cash dividends on our capital stock. See note 5 of notes to our consolidated financial statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The data set forth below has been restated to give retroactive effect to the merger of ACT Manufacturing, Inc. and CMC Industries, Inc. on July 29, 1999 which has been accounted for as a pooling of interests as described in note 1 to our consolidated financial statements. The selected consolidated financial data set forth below for the fiscal years ended December 31, 1999, 1998 and 1997 and the consolidated balance sheet data as of December 31, 1999 and 1998 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the fiscal years ended December 31, 1996 and 1995 and the consolidated balance sheet data as of December 31, 1997, 1996 and 1995 are derived from the combination of our respective audited consolidated financial statements that are not included in this Annual Report on Form 10-K. You should read the data set forth below in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

                                     Fiscal Year Ended December 31, (1) (2)
                                  ---------------------------------------------
                                    1999     1998     1997      1996   1995 (3)
                                  -------- -------- --------  -------- --------
                                     (in thousands, except per share data)
Consolidated Statements of
 Operations Data:
  Net sales...................... $696,282 $592,484 $479,139  $390,611 $259,961
  Cost of goods sold.............  641,856  556,339  454,203   351,485  238,140
                                  -------- -------- --------  -------- --------
  Gross profit...................   54,426   36,145   24,936    39,126   21,821
  Selling, general and
   administrative expenses.......   29,536   27,383   24,516    18,268   13,744
  Restructuring costs............      --       --       --        792      --
  Merger costs (4)...............    5,601      --       --        --       --
                                  -------- -------- --------  -------- --------
  Operating income...............   19,289    8,762      420    20,066    8,077
  Interest and other expense,
   net...........................    5,262    3,625    4,056     2,936    1,623
                                  -------- -------- --------  -------- --------
  Income (loss) before provision
   for income taxes..............   14,027    5,137   (3,636)   17,130    6,454
  Provision (benefit) for income
   taxes.........................    7,793    2,044   (1,235)    6,868    1,948
                                  -------- -------- --------  -------- --------
  Net income (loss).............. $  6,234 $  3,093 $ (2,401) $ 10,262 $  4,506
                                  ======== ======== ========  ======== ========
Net income (loss) per common
 share:
  Basic.......................... $   0.47 $   0.24 $  (0.19) $   0.86 $   0.41
  Diluted........................ $   0.45 $   0.24 $  (0.19) $   0.84 $   0.39
Weighted-average shares
 outstanding:
  Basic..........................   13,265   12,665   12,330    11,880   11,101
  Diluted........................   13,916   12,976   12,330    12,237   11,461
                                           As of December 31, (1) (2)
                                  ---------------------------------------------
                                    1999     1998     1997      1996     1995
                                  -------- -------- --------  -------- --------
                                                 (in thousands)
Consolidated Balance Sheet Data:
  Working capital................ $170,420 $ 86,059 $ 55,894  $ 92,005 $ 56,809
  Total assets...................  402,326  238,294  208,573   175,029  127,058
  Long-term debt, less current
   portion (5)...................   49,332   42,014    4,817    34,966    8,591
  Total debt (5).................   53,361   62,604   59,938    43,496   20,501
  Total stockholders' equity.....  178,129   91,460   84,103    78,234   64,026

--------
(1) ACT prepares its consolidated financial statements on the basis of a fiscal year ending December 31 and CMC prepared its consolidated financial statements on the basis of a fiscal year ending July 31. The consolidated statements of operations data for each of the four years in the period ended December 31, 1998 (referred to as "fiscal" 1998, 1997 1996, and
    1995) reflect such information for ACT for the years then ended combined with such information for CMC for the years ended July 31, 1998, 1997, 1996 and 1995. The consolidated balance sheet data as of December 31, 1998, 1997, 1996 and 1995 reflects such information of ACT as of those dates combined with such information of CMC as of July 31, 1998, 1997, 1996 and 1995. The consolidated statements of operations data and the consolidated balance sheet data as of December 31, 1999 reflect such information of ACT and CMC for the year then ended. The consolidated financial statements have been adjusted to reflect the conforming of CMC's accounting policy with that of ACT's by expensing previously capitalized preoperating and start-up costs associated with CMC's Mexican manufacturing facility. The adjustment also gives effect to the tax deductibility of these expenses.
(2) As a result of ACT and CMC having different fiscal years, a summary of CMC's condensed consolidated results of operations for the five-month period from August 1, 1998 through December 31, 1998 are reported separately, as follows:

   Condensed Consolidated Statement of Operations Data (in
    thousands):
     Net sales..................................................... $122,423
     Cost of sales.................................................  119,733
                                                                    --------
     Gross profit..................................................    2,690
     Selling, general and administrative expenses..................    5,409
                                                                    --------
     Loss from operations..........................................   (2,719)
     Interest expense..............................................      691
                                                                    --------
     Loss before taxes.............................................   (3,410)
     Income tax benefit............................................   (1,279)
                                                                    --------
     Net loss...................................................... $ (2,131)
                                                                    ========

  This condensed consolidated statement of operations data of CMC for the period August 1, 1998 through December 31, 1998 does not reflect any adjustment to conform CMC's accounting policy with that of ACT's with respect to capitalized preoperating and start-up costs associated with CMC's Mexican manufacturing facility. The effect of this adjustment would be to reduce cost of sales by $100,000 and reduce net loss by $60,000.
(3) ACT operated as an S corporation for income tax purposes from November 1, 1987 to March 28, 1995. Accordingly, during that period, ACT had not been subject to federal income taxes and had been subject to certain state income taxes at a reduced rate. Therefore, net income for the year ended December 31, 1995 is presented on a pro forma basis as if ACT had been a C corporation for the period presented. ACT's pro forma net income per common share for 1995 reflects the assumed issuance of 650,000 shares that ACT would have needed to issue at the initial public offering price of ACT's common stock to fund the distribution of all previously taxed but undistributed S corporation earnings to ACT's stockholders through March 28, 1995, which was approximately $7.8 million.
(4) Merger costs relating to the acquisition of CMC are comprised primarily of investment banking, legal, accounting, printing, integration and other fees and expenses directly related to the merger.
(5) Includes capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  You should read the following discussion and analysis together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-K that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Our actual results may differ materially from those indicated in such forward-looking statements as a result of the factors set forth elsewhere in this Annual Report on Form 10-K, including under "Year 2000 Readiness Disclosure Statement" and "Cautionary Statements."

Overview

  We are a leading provider of value-added electronics manufacturing services to original equipment manufacturers (OEMs) in the networking and telecommunications, computer and industrial and medical equipment markets. We provide OEMs with complex printed circuit board assembly, primarily utilizing advanced surface mount technology, electro-mechanical sub-assembly, total system assembly and integration, and mechanical and molded cable and harness assembly. We target and have developed a particular expertise in serving emerging and established OEMs who require moderate volume production runs of complex, leading-edge commercial market applications. These applications are generally characterized by multiple configurations and high printed circuit board densities. As a result, they generally require technologically-advanced and flexible manufacturing as well as a high degree of other value-added services. As an integral part of our offerings to customers, we provide the following value-added services: new product introduction services, advanced manufacturing and test engineering, flexible materials management, comprehensive test services, product diagnostics and repair, packaging, order fulfillment and distribution services.

  We currently manufacture at ten facilities having an aggregate of approximately 1.0 million square feet. Of our leased manufacturing facilities, five of the facilities are located in Massachusetts and one facility is located in each of Santa Clara, California; Lawrenceville, Georgia; Corinth, Mississippi; and Dublin, Ireland. We also own a 4.4-acre tract of land and a 110,000 square foot manufacturing facility on that property in Hermosillo, Mexico. All of our manufacturing facilities have been certified to the ISO 9002 international quality standard, except our Corinth, Mississippi facility which has been certified to the ISO 9001 international quality standard. We commenced operations in a 126,000 square foot, newly leased facility in Massachusetts in the first quarter of 2000. This new facility has not been certified to the ISO 9001 or 9002 international quality standards, although we expect that it will be certified in the near future. We have signed a lease for a new 202,000 square foot facility in San Jose, California that is under construction. We plan to move our existing Santa Clara operations and the equipment and assets we purchased from GSS/Array to this new facility and expect to begin operations in this new facility in the fourth quarter of fiscal 2000. Our facilities contain 54 surface mount technology lines.

  We recognize revenue upon shipment to customers or otherwise, under certain contracts, when title to and reward of ownership pass to the customer. We generally do not obtain long-term purchase orders or commitments from our customers. Instead, we work closely with our customers to anticipate delivery dates and future volume of orders based on customer forecasts. The level and timing of orders placed by our customers vary due to:

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

Recent and Pending Business and Asset Acquisitions

  On March 15, 2000, we entered into a Pre-Tender Agreement for the acquisition of GSS Array Technology Public Company Limited (GSS Thailand), a Thailand company publicly traded on the Stock Exchange of Thailand. Under the terms of the agreement, GSS Thailand would be delisted from the Stock Exchange of Thailand and we would then make a cash tender offer for all issued shares and outstanding options of GSS Thailand for approximately $93.0 million at the exchange rate in effect between the Thai Baht and the U.S. Dollar on March 15, 2000. We also have the option to make the cash tender offer prior to the delisting of GSS Thailand from the Stock Exchange of Thailand. Holders of approximately 23% of GSS Thailand's outstanding shares have agreed to tender their issued shares and outstanding options to ACT. We expect to close the acquisition in the third quarter of fiscal 2000, however, the acquisition is subject to various regulatory approvals and other closing conditions. We cannot assure you that these closing conditions will be satisfied, and we therefore may not consummate this acquisition of GSS Thailand on a timely basis or at all.

  On October 12, 1999, we acquired certain inventory and fixed assets of GSS/Array Technology, Inc., located in San Jose, California, for approximately $12.9 million in cash and the assumption of $0.6 million in liabilities, which we financed primarily from our bank credit facility. The purchase of these assets did not constitute the acquisition of a business. GSS/Array Technology, Inc. was a subsidiary of GSS Thailand. We have assumed on-going relationships with select GSS/Array domestic customers and hired select employees. See note 2 of notes to our consolidated financial statements.

  On July 29, 1999, we completed our merger with CMC Industries, Inc., a provider of electronics manufacturing services to OEMs in the telecommunications, computer and electronics industries. CMC operated manufacturing facilities in Santa Clara, California, Corinth, Mississippi and Hermosillo, Mexico. As a result of the merger, CMC became our wholly owned subsidiary. Under the terms of the merger agreement, each share of CMC common stock was exchanged for 0.5 of a share of our common stock and all CMC stock options were assumed by us. We issued approximately 3.9 million shares of common stock, and reserved approximately 0.9 million shares of common stock for future issuance under CMC's 1990 Equity Incentive Plan, pursuant to the merger. The merger has been accounted for as a pooling of interests. Accordingly, our consolidated financial statements for prior periods have been restated to include the operating results and financial position of CMC at the beginning of the earliest period presented.

  ACT prepares its consolidated financial statements on the basis of a fiscal year ending December 31 and CMC prepared its consolidated financial statements on the basis of a fiscal year ending July 31. The consolidated statements of operations, comprehensive income (loss) and cash flows for the years ended December 31, 1997 and 1998 (referred to as "fiscal" 1997 and 1998) reflect the results of operations, comprehensive income (loss) and cash flows for ACT for the years then ended combined with the results of operations and cash flows for CMC for the years ended July 31, 1997 and 1998. The consolidated balance sheet as of December 31, 1998 reflects the financial position of ACT as of that date combined with the financial position of CMC as of July 31, 1998. The consolidated statements of operations data, comprehensive income (loss) and the consolidated balance sheet data as of December 31, 1999 reflect the results of operations and financial position of ACT and CMC for the year then ended. As a result of ACT and CMC having different fiscal years, CMC's condensed consolidated results of operations and cash flows for the five-month period from August 1, 1998 through December 31, 1998 are reported separately in this Annual Report on Form 10-K. The consolidated financial statements have been adjusted to reflect the conforming of CMC's accounting policy with that of ACT's by expensing previously capitalized preoperating and start-up costs associated with CMC's Mexican manufacturing facility. The adjustment also gives effect to the tax deductibility of these expenses. See note 1 of notes to our consolidated financial statements.

  In June 1997, we acquired substantially all of the assets and liabilities of Electronic Systems International, located in Georgia, a provider of electronics manufacturing services to OEMs based primarily in the southeastern

United States. We issued 186,100 shares of our common stock, valued at that time at approximately $5.1 million, to purchase the ESI business. In 1997, we also acquired Advanced Component Technologies Limited (formerly SignMax Limited), located in Dublin, Ireland, a provider of electronics manufacturing services primarily consisting of cable and harness assembly. We acquired this business for approximately $2.0 million in cash and assumed liabilities. We have since expanded our manufacturing facility in Ireland to include a printed circuit board operation utilizing primarily surface mount technology. The operating results of these acquired businesses are included from the dates of purchase in our consolidated statement of operations for the year ended December 31, 1997. See note 2 of notes to our consolidated financial statements.

Results of Operations

  The following table sets forth certain consolidated statement of operations data as a percentage of net sales for each period indicated. The table and the discussion below should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

                                            Fiscal Year Ended December 31,
                                           ----------------------------------
                                              1999        1998        1997
                                           ----------  ----------  ----------
Net sales................................       100.0%      100.0%      100.0 %
Cost of goods sold.......................        92.2        93.9        94.8
                                           ----------  ----------  ----------
Gross profit.............................         7.8         6.1         5.2
Selling, general and administrative
 expenses................................         4.2         4.6         5.1
Merger costs.............................         0.8         --          --
                                           ----------  ----------  ----------
Operating income.........................         2.8         1.5         0.1
Interest and other expense, net..........         0.8         0.6         0.9
                                           ----------  ----------  ----------
Income (loss) before provision for income
 taxes...................................         2.0         0.9        (0.8)
Provision (benefit) for income taxes.....         1.1         0.4        (0.3)
                                           ----------  ----------  ----------
Net income (loss)........................         0.9%        0.5%       (0.5)%
                                           ==========  ==========  ==========

  We provide electronics manufacturing services to customers in the networking and telecommunications, computer and industrial and medical equipment markets. The percentage of net sales by market for fiscal 1999, 1998 and 1997 is as follows:

                                                               Percentage of
                                                                 Net Sales
                                                               ----------------
Market                                                         1999  1998  1997
------                                                         ----  ----  ----
Networking and Telecommunications.............................  66%   58%   66%
Computer......................................................  25    32    23
Industrial and Medical........................................   9    10    11
                                                               ---   ---   ---
                                                               100%  100%  100%
                                                               ===   ===   ===

Fiscal 1999 Compared to Fiscal 1998

  Our net sales increased $103.8 million or 17.5% to $696.3 million in fiscal 1999 from $592.5 million for fiscal 1998. The increase was attributable to an expansion of business in our printed circuit board assembly service offering of $102.4 million, of which approximately $7.7 million resulted from the GSS/Array acquisition. Approximately $71.5 million of the net increase was from new customers and the remainder was due to increased business from existing customers.

  Net sales in the printed circuit board assembly service offering, including value-added services such as systems integration, test, repair and order fulfillment, as a percentage of net sales was approximately 95% and

94% in fiscal 1999 and 1998, respectively. Net sales in our cable and harness assembly service offering accounted for approximately 5% and 6% in fiscal 1999 and 1998, respectively.

  Gross profit increased $18.3 million or 50.6% to $54.4 million in fiscal 1999 compared to $36.1 million for fiscal 1998. Gross profit as a percentage of net sales, or gross margin, increased to 7.8% in fiscal 1999 from 6.1% in fiscal 1998. The increase was primarily attributable to growth in sales volume, an increase in sales with higher margins and an increase in absorption of overhead in our Mexican facility.

  Selling, general and administrative expenses increased $2.2 million or 7.9% to $29.5 million compared with $27.4 million for fiscal 1998. SG&A expenses as a percentage of net sales decreased to 4.2% from 4.6% in fiscal 1998. SG&A expenses increased primarily to support the larger revenue base and anticipated revenue growth.

  Merger costs of $5.6 million related to the July 29, 1999 merger with CMC Industries were recorded in fiscal 1999. These merger costs consisted primarily of investment banking, legal, accounting, printing, integration and other fees and expenses directly related to the merger.

  Operating income increased $10.5 million to $19.3 million, or 2.8% of net sales, compared with operating income of $8.8 million, or 1.5% of net sales, for fiscal 1998 as a result of the above factors.

  Interest and other expense, net increased $1.6 million to $5.3 million compared to $3.7 million for fiscal 1998. The increase was due to higher average working capital requirements resulting in higher average loan balances in fiscal 1999, higher interest rates during fiscal 1999 and interest on capital leases entered into in fiscal 1999.

  We recorded a provision for income taxes of $7.8 million and $2.0 million in fiscal 1999 and 1998, respectively. The effective income tax rate was 55.6% in fiscal 1999 and 39.8% in fiscal 1998. The increase in the fiscal 1999 effective income tax rate was primarily attributable to the effects of non-deductible merger costs.

Fiscal 1998 Compared to Fiscal 1997

  Our net sales increased $113.4 million or 23.7% to $592.5 million in fiscal 1998 from $479.1 million in fiscal 1997. The increase was attributed principally to an expansion of printed circuit board assembly business from existing and new customers. Customers representing 10% or more of our net sales in fiscal 1998 were Nortel Networks (12%) and Micron Electronics (12%) as compared to Nortel Networks (17%) in fiscal 1997.

  Net sales in the printed circuit board assembly product line, including system integration, test, repair and order fulfillment, as a percentage of net sales was approximately 94% in each of fiscal 1998 and fiscal 1997. Net sales in the cable and harness assembly product line accounted for approximately 6% of net sales in each of fiscal 1998 and fiscal 1997.

  Gross profit increased $11.2 million or 45.0% to $36.1 million in fiscal 1998 compared to $24.9 million in fiscal 1997. Gross margin increased to 6.1% in fiscal 1998 from 5.2% in fiscal 1997. Within fiscal 1998, gross margin was 5.0%, 5.7%, 6.9% and 7.0% in the first, second, third and fourth quarters. This sequential improvement was due primarily to the positive impact of our cost management programs and a favorable product mix offset in part by an increase in costs of materials as a percentage of cost of goods sold in our Mississippi operation. In addition, fiscal 1997 gross profit was impacted by a charge relating to an inventory shortfall identified at the end of fiscal 1997 of approximately $13.1 million which was included in cost of goods sold, and by the effect of a $989,000 write-off of certain inventory balances to cost of goods sold.

  Selling, general and administrative expenses increased $2.9 million or 11.7% to $27.4 million in fiscal 1998 from $24.5 million in fiscal 1997. SG&A expenses as a percentage of net sales decreased to 4.6% in fiscal 1998 from 5.1% in fiscal 1997. SG&A expenses in fiscal 1998 included a $1.3 million charge for defense and settlement of certain claims of age discrimination resulting from a September 1995 workforce reduction at CMC.

Without admitting any liability, CMC agreed to enter into a Conciliation Agreement with the EEOC to settle claims related to this matter and limit future litigation costs. SG&A expenses in fiscal 1997 included a bad debt reserve of $1.7 million for terminated customers and $600,000 for costs of investigating the inventory shortfall. Although SG&A expenses decreased as a percentage of net sales, these expenses increased in absolute dollars in fiscal 1998 primarily due to our increase in net sales.

  Operating income increased $8.3 million to $8.8 million, or 1.5% of net sales, in fiscal 1998, compared with operating income of $420,000 in fiscal 1997 as a result of the previously discussed factors.

  Interest and other expense, net decreased $431,000 to $3.6 million for fiscal 1998 from $4.1 million for fiscal 1997. The decrease resulted principally from reduced average borrowings on our credit facilities and lower average interest rates in fiscal 1998 compared to fiscal 1997.

  We recorded a provision for income taxes of $2.0 million in fiscal 1998 compared to a benefit for income taxes of $1.2 million in fiscal 1997. The effective income tax rate was 39.8% in fiscal 1998 and 34.0% in fiscal 1997. The 1997 tax benefit was provided at 34% primarily due to the effects of non-deductible expenses and the differences in pre-tax income earned in various jurisdictions in which we do business.

CMC Results of Operations for the Five Months Ended December 31, 1998

  For the five months ended December 31, 1998, CMC generated gross profit of $2.7 million on total net sales of $122.4 million. The gross margin of 2.2% was lower than CMC's historical gross margin primarily because of the loss of two customers, Micron Electronics and Global Village Communications, offset by net sales to new customers and expanded business with existing customers at lower margins. Gross profit was also adversely affected by increases in manufacturing overhead costs incurred in anticipation of higher sales volumes and inefficiencies associated with the initiation of new manufacturing projects. The net loss for the five months ended December 31, 1998 of $2.1 million did not include any one time, non-recurring charges.

Liquidity and Capital Resources

  We had working capital of $170.4 million at December 31, 1999 compared with $86.1 million at December 31, 1998. Operating activities used $48.9 million of cash in fiscal 1999 compared with cash provided by operations of $11.7 million in fiscal 1998. The primary use of cash by operating activities for fiscal 1999 was an increase in both inventory and accounts receivable, partially offset by an increase in accounts payable. Inventory increased $89.2 million to $171.8 million and accounts receivable increased $44.1 million to $153.4 million, while accounts payable increased $56.2 million to $153.8 million, as of December 31, 1999. These increases in inventory and accounts payable are the result of continued sequential quarterly revenue growth, purchasing strategies to prevent shortages of key components and reflect inventory requirements to support first quarter 2000 customer demand. The increase in accounts receivable is primarily due to sales revenue generated later in the fourth quarter of 1999 than in the fourth quarter of fiscal 1998.

  On July 29, 1999, we announced that we had executed an Amended and Restated Credit Agreement for a new $107.0 million Senior Secured Credit Facility with a group of banks led by The Chase Manhattan Bank as agent to replace our previous credit facilities with the banks. This new credit facility provides for a $7.0 million, five-year term loan and a $100.0 million five-year line of credit, both of which are secured by substantially all of our assets. At December 31, 1999, $41.3 million of the credit facility was utilized and an additional $58.7 million was available for use based upon the applicable borrowing base and the full term loan was utilized. At December 31, 1999, the interest rate on the $7.0 million term loan was 7.89%, the rate on $17.0 million of the line of credit was 6.76% and the rate on the remainder of the line of credit was 8.75%. The term loan amortizes at a rate of $1.0 million per year for the first year and $1.5 million per year for years two through five. We made $0.3 million in principal payments on the $7.0 million term loan in fiscal 1999. The credit facility also provides for borrowings up to an aggregate amount of $100.0 million, limited to a percentage of qualified accounts receivable and qualified inventory. Interest is payable monthly. For the term loan, we may choose an interest rate of either 2.5% above the prevailing London Interbank Offering Rate (LIBOR), or 0.5% above the prime rate as announced by the agent. For the revolving credit facility, we may choose an interest rate of either 2.25% above the prevailing LIBOR rate, or 0.25% above the prime rate as announced by the agent. In addition to certain other prohibited actions, the credit facility limits our capital expenditures and prohibits the payment of cash dividends on our common stock. The credit facility also requires us to maintain certain minimum fixed charge coverage ratios and maximum leverage ratios.

  We received net proceeds of $79.9 million from the sale of our common stock in fiscal 1999. On November 22, 1999, we sold 3,022,500 shares of our common stock in a public offering. Net proceeds of $73.3 million from this sale were principally used to reduce our indebtedness under our bank credit facility and for general corporate purposes. The remaining $6.6 million of net proceeds from the sale of our common stock were primarily the result of the exercise of employee stock options.

  We are a party to a $17.0 million interest rate swap in order to fix the interest rate on a portion of our outstanding borrowings under the bank credit facility. The swap agreement provides for payments by us at a fixed rate of interest of 6.76% and matures on October 19, 2001. The fair value of the interest rate swap at December 31, 1999 was approximately $(56,000) since the fixed rate of 6.76% was higher than the floating rate. The swap agreement was terminated on March 24, 2000.

  Capital expenditures of $6.7 million for fiscal 1999 were primarily for the acquisition of equipment related to operations.

  We lease a manufacturing facility and certain equipment and computer software used in our manufacturing operations under capital lease agreements that expire through 2003. During the first quarter of 1999, we refinanced approximately $2.6 million of our then existing operating leases and classified these leases as capital leases in the accompanying consolidated balance sheet for fiscal 1999. The effect of this refinancing on our results of operations will not differ materially from the previous lease financing arrangements.

  At December 31, 1999, we had equipment lease lines of approximately $13.0 million available for purchases of manufacturing equipment, computer hardware and software and furniture.

  We sold 575,000 shares of common stock of eOn Communications (formerly Cortelco), a related party, for net proceeds of approximately $6.4 million in the first quarter of 2000. The accounting for the gain on the sale of the eOn investment will be recorded in the fiscal 2000 financial statements.

  Our need for, cost of and access to funds are dependent in the long-term on our future operating results as well as conditions external to us. We may require additional capital to finance further acquisitions or other enhancements to or expansions of our manufacturing capacity. Although no assurance can be given that any additional financing will be available on terms satisfactory to us, we may seek additional funds from time to time through public or private debt or equity offerings, or through further bank borrowings or through equipment lease financing. We believe that our current sources of liquidity are adequate to support our anticipated liquidity needs for the next twelve months.

Newly Issued Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended in June 1999 and effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Our management is currently assessing the impact of SFAS No. 133 on our consolidated financial statements. We will adopt this accounting standard on January 1, 2001, as required.

Year 2000 Readiness Disclosure Statement

  We have not experienced any material disruption in our operations as a result of the Year 2000 issue, although it is possible that we could still experience such a disruption. We incurred approximately $500,000 in costs in assessing and correcting our internal hardware, software, equipment and embedded technology. We used our working capital and available lease lines to fund our Year 2000 project costs.

Cautionary Statements

  The Private Securities Litigation Reform Act of 1995 (the Act) contains certain safe harbors regarding forward-looking statements. From time to time, information we provide or statements made by our employees may contain forward-looking information. Any statements in this Annual Report on Form 10-K that are not statements of historical fact are forward-looking statements. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would" or other similar words. You should read statements that contain these words carefully because they discuss our future, expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. The following cautionary statements should be considered carefully in evaluating our business. The factors discussed in these cautionary statements, among other factors, provide examples of risks, uncertainties and events that could cause our actual results to differ materially from those contained in the forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time. These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the safe harbor provisions of the Act.

                         Risks Related to Acquisitions

We may not close the acquisition of GSS Thailand.

  The closing of the acquisition of GSS Thailand is subject to various closing conditions including, among other things:

  . the occurrence of all necessary government approvals, filings and registrations;

  . the shareholders of GSS Thailand voting in favor of the delisting of the ordinary shares from the Stock Exchange of Thailand and the transferability of the outstanding options to ACT, based on ACT's obligation to make the tender offer;

  . GSS Thailand obtaining a waiver from the Board of Investment relating to its factory premises at Ayudhaya;

  . no material breach of the Pre-Tender Offer Agreement before the launching of the tender offer;

  . no material adverse change in the business, condition (financial or otherwise) or results of operation of GSS Thailand and/or reduction in the value and/or assets of GSS Thailand (excluding changes occasioned by (i) events affecting the contract electronic manufacturing industry as a whole and (ii) fluctuations in the Baht/U.S. dollar exchange rate), prior to the launch of the tender offer by ACT; and

  . no proposal or offer for a tender offer for the shares of GSS Thailand which is publicly announced and, in the judgment of the board of directors of GSS Thailand, would result in a transaction more favorable to the shareholders than the ACT offer, which causes GSS Thailand's board to withdraw or adversely modify its recommendations to the shareholders and optionholders for the delisting of the shares and the acceptance of the tender offer.

  If the Stock Exchange of Thailand accepts the delisting application of GSS Thailand, we will be required to commence our tender offer for all issued shares and outstanding options of GSS Thailand at the price per share set forth in the Pre-Tender Agreement, and may not terminate our offer or lower the purchase price based on adverse developments in the business, condition or results of operations of GSS Thailand or otherwise. As part of the Pre-Tender Agreement, holders of approximately 23% of GSS Thailand's outstanding shares agreed to tender their shares and options in ACT's tender offer. However, we cannot assure you that these closing conditions will be satisfied or that we will consummate the acquisition of GSS Thailand on a timely basis or at all. Even if we consummate the GSS Thailand acquisition, we may not realize any of the anticipated benefits of the acquisition.

Additional benefits from the merger with CMC Industries may not occur.

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

  We may not realize all of the anticipated benefits of the merger. Integrating CMC's operations and personnel with our business has been and continues to be a complex and difficult process. Achieving the benefits of the merger will depend upon the successful integration of CMC's business in an efficient and timely manner. The integration of CMC with our operations could require additional costs and expenses as well as demands on management personnel. The diversion of the attention of our management and any difficulties encountered in the process of combining our companies could cause the disruption of, or a loss of momentum in, our activities.

We may fail to make additional acquisitions and may not successfully integrate acquisitions we do make, which could impair our ability to compete and our operating results.

  In light of the consolidation trend in our industry, we intend to pursue selective acquisitions of additional electronics manufacturing services providers, facilities, assets or businesses. We may compete for acquisition opportunities with entities having significantly greater resources than us. As a result, we may not succeed in acquiring some or all of the companies, facilities, assets or businesses that we seek to acquire. Failure to consummate additional acquisitions may prevent us from accumulating sufficient critical mass required by customers in this consolidating industry. This failure could significantly impact our ability to effectively compete in our targeted markets and could negatively affect our results of operations.

  Moreover, acquisitions that we do complete may result in:

  . the potentially dilutive issuance of common stock or other equity instruments;

  . the incurrence of debt and amortization expenses related to goodwill and other intangible assets; or

  . the incurrence of significant costs and expenses.

  Acquisition transactions, including our pending acquisition of GSS Thailand, also involve numerous business risks, including:

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

  Our customer base has historically been concentrated in a limited number of segments within the electronics industry. Net sales to customers within the networking and telecommunications segments accounted for approximately 66% of our net sales in fiscal 1999, 58% in fiscal 1998, and 66% in fiscal 1997. Developments adverse to these industry segments could materially and negatively impact us. These industry segments, and the electronics industry as a whole, experience:

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

  We depend on a small number of customers for a significant portion of our business. Our five largest customers accounted for approximately 52% of our net sales in fiscal 1999. For fiscal 1999, each of Nortel Networks (formerly Bay Networks and Aptis Communications) and S-3 Incorporated (formerly Diamond Multimedia) accounted for 10% or more of our net sales (15% and 13%, respectively).

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

  Our results may depend on our ability to diversify our customer base and reduce our reliance on particular customers. Our major customers may not continue to purchase products and services from us at current levels or at all. In particular, we terminated our business with Ascend, which was acquired by Lucent Technologies, in the fourth quarter of fiscal 1999 and we experienced a significant decrease in sales to Micron in the third quarter of fiscal 1998. For various reasons, including consolidation in our customers' industries, we have in the past and will continue in the future to terminate or lose relationships with customers. We may not be able to expand our customer base to make up any sales shortfalls from our major customers so as to increase overall net sales. Because certain customers represent such a large part of our business, any of the following could negatively impact our business:

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

  . changes in the customers' manufacturing strategy, such as a decision by a customer to either diversify or consolidate the number of electronics manufacturing services providers used or to manufacture their products internally; and

  . variation in demand for customer products.

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

  Customers may cancel, reduce or delay orders that were either previously made or anticipated for a variety of reasons. Significant or numerous terminations, reductions or delays in our customers' orders could negatively impact our operating results. We often purchase components for product assemblies based on customer forecasts, at times without a written customer commitment to pay for them. Our policy is that customers are generally responsible for materials and associated acquisition costs in the event of a significant reduction, delay or cancellation of orders from the forecasted amounts. A customer's unwillingness or inability to reimburse us for materials costs in the case of a significant variance from forecast could adversely affect our operating results.

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

  We rely on a single or limited number of third-party suppliers for many proprietary and other components used in the assembly process. We do not have any long-term supply agreements. Shortages of materials and components have occurred from time to time and will likely occur in the future. In particular, we are currently experiencing a shortage in components such as tantalum and ceramic capacitors, flash memory, and dynamic and static ram. Raw materials or component shortages could result in shipping delays or increased prices which could adversely affect our ability to manufacture products for our customers on a timely basis or at acceptable cost. Moreover, the consolidation trend in our suppliers' industry results in changes in supply relationships and in the price, availability and quality of components and raw materials. Due to our utilization of just-in-time inventory techniques, the timely availability of many components is dependent on our ability to both develop accurate forecasts of customer requirements and manage the materials supply chain. If we fail to do either, our operating results may suffer.

Operating in foreign countries exposes us to increased risks.

  We acquired in fiscal 1997, and then subsequently expanded in fiscal 1998, operations in Dublin, Ireland. As a result of our merger with CMC, we acquired operations in Hermosillo, Mexico and a procurement office in Taiwan. We may in the future expand into other international regions. We have limited experience in managing geographically dispersed operations and in operating in Europe, Mexico or Asia. We also purchase a significant number of components manufactured in foreign countries. Because of the scope of our international operations, we are subject to the following risks which could materially impact our results of operations:

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

  Our future success largely depends upon the skills and efforts of John A. Pino, Chairman of the Board, President and Chief Executive Officer, our other key executives and our managerial, manufacturing, sales and technical employees. With the exception of Jack O'Rear, Vice President of Operations, and a small number of sales people, we have not entered into employment contracts or noncompetition agreements with any of our senior management or other key employees. We do not maintain or plan to acquire any key-man life insurance on any of our key personnel. The loss of services of any of our executives or other key personnel could negatively affect our business. Our continued growth will also require us to attract, motivate, train and retain additional skilled and experienced managerial, manufacturing, sales and technical personnel. We face intense competition for such personnel. We may not be able to attract, motivate and retain personnel with the skills and experience needed to successfully manage our business and operations.

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

  We have grown rapidly in recent years and we expect to continue to expand our operations. This growth has placed, and will continue to place, significant strain on our management, operations, technical, financial, systems, sales, marketing and other resources. For example, we identified a significant inventory shortfall occurring in the fourth quarter of fiscal 1997 that substantially adversely affected our operating results for that period. As a result of this shortfall, we reviewed and continue to review our security procedures and operating and financial controls. Based upon such review, we implemented enhanced security systems and inventory work-in-process tracking systems. These systems may not be adequate or have the intended results. We also implemented various cost management programs to enhance our profitability. These programs may not result in the anticipated cost savings, however. We will have to continue to invest in both our manufacturing infrastructure to expand capacity and our operational, financial, and management information systems. If we fail to manage our expected growth effectively, the quality of our services and products and our operating results could suffer significantly.

Expansion of our operations may negatively impact our business.

  We may expand our operations by establishing or acquiring new manufacturing facilities or by expanding capacity in our current facilities. We may expand both in geographical areas in which we currently operate and in new geographical areas within the United States and internationally. We have recently begun operations in a new facility in Massachusetts and have signed a lease for a new facility in California which is currently under construction and which will enable us to consolidate and expand our operations. We expect to begin operations in this new California facility in the fourth quarter of fiscal 2000. We may not be able to find additional suitable facilities on a timely basis or on terms satisfactory to us. Expansion of operations involves numerous business risks, including:

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

                       Risks Related to our Common Stock

We anticipate that our net sales and operating results will fluctuate which could affect the trading price of our common stock.

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

  On February 27, 1998, our company and several of our officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the District of Massachusetts. The plaintiffs amended the complaint on October 16, 1998. The plaintiffs purport to represent a class of all persons who purchased or otherwise acquired our common stock in the period from April 17, 1997 through March 31, 1998. The amended complaint alleges, among other things, that the defendants knowingly made misstatements to the investing public about the value of our inventory and the nature of our accounting practices. On December 15, 1998, we filed a motion to dismiss the case in its entirety based on the pleadings. Our motion to dismiss was granted without prejudice on May 27, 1999, and the case was closed by the court on June 1, 1999. On June 28, 1999, the plaintiffs filed a motion with the court seeking permission to file a second amended complaint. We opposed that motion. On July 13, 1999, the court denied the plaintiffs' motion to amend, noting "final judgment having entered in the case." On July 26, 1999, the plaintiffs filed a motion with the court asking the court to extend the 30-day period for filing an appeal of its ruling dismissing the case. We opposed that motion as well, and the court denied the motion on August 10, 1999. The plaintiffs have filed an appeal with the United States Court of Appeals for the First Circuit requesting that the Court of Appeals reverse each of the orders described above. The parties are currently briefing the issues before the Court of Appeals. We believe the claims asserted in this action and the plaintiffs' pending appeal are without merit and intend to continue to defend ourselves vigorously in this action. However, a material adverse judgment in such matter could cause our financial condition or operating results to suffer.

  In December 1993, CMC Industries retained the services of a consultant to assist in quantifying the potential exposure to CMC in connection with clean-up and related costs of a former manufacturing site. This site is commonly known as the ITT Telecommunications site in Milan, Tennessee. The consultant initially estimated that the cost to remove and dispose of the contaminated soil would be approximately $200,000. CMC subsequently entered into a voluntary agreement to investigate the site with the Tennessee Department of Environment and Conservation. In addition, CMC agreed to reimburse a tenant of the site $115,000 for expenditures previously incurred to investigate environmental conditions at the site. CMC recorded a total provision of $320,000 based on these estimates. In fiscal 1995, an environmental consultant estimated that the cost of a full study combined with short- and long-term remediation of the site may cost between $3.0 and $4.0 million. Subsequent environmental studies done in fiscal 1999 have estimated such costs as between $750,000 and $3.5 million. During CMC's fiscal 1996, the State of Tennessee's Department of Environment and Conservation named certain potentially responsible parties in relation to the former facility. CMC was not named as a potentially responsible party. However, Alcatel, Inc., a potentially responsible party named by the State of Tennessee's Department of Environment and Conservation and a former owner of CMC, sought indemnification from CMC under the purchase agreement by which CMC acquired the stock of one of the operators of the facility. To date, Alcatel has not filed any legal proceedings to enforce its indemnification claim. However, Alcatel could initiate such proceedings and other third parties could assert claims against us relating to remediation of the site. We have entered into an agreement with Alcatel pursuant to which the statute of limitations on its indemnification claim is tolled for a period of time. In the event any proceedings are initiated or any claim is made, we would defend ourselves vigorously but defense or resolution of this matter could negatively impact our financial position and results of operations.

John A. Pino has significant influence over our company.

  John A. Pino, Chairman of the Board, President and Chief Executive Officer, and a number of trusts for his and his family's benefit, collectively beneficially owns approximately 31% of our common stock. As a result, Mr. Pino is able to exert significant influence over us through his ability to influence the election of directors and all other matters that require action by our stockholders. The voting power of Mr. Pino and these trusts could have the effect of preventing or delaying a change in control of our company, which Mr. Pino opposes even if our other stockholders believe it is in their best interests.

The price of our common stock has been and may continue to be volatile.

  The trading price of our common stock has been and may continue to be volatile. From October 1, 1998 through March 24, 2000, our stock price has fluctuated between a low of $5.06 per share and a high of $49.31 per share. On March 24, 2000, the closing price for our common stock was $48.75. The price of our common stock may fluctuate significantly in response to a number of events and factors relating to our company, our competitors and the market for our services, many of which are beyond our control, such as:

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

It may be difficult for a third party to acquire our company, and this could depress the trading price of our common stock.

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

  . require unanimity for stockholder action by written consent; and

  . establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to changes in interest rates and foreign currency exchange primarily in our cash, debt and foreign currency transactions. We do not hold derivative financial instruments for trading or speculative purposes.

  We have a $107.0 million Senior Secured Credit Facility which bears interest at variable interest rates. We have a $17.0 million interest rate swap agreement which matures in October 2001 in order to reduce the impact of fluctuating interest rates on our credit facility. This swap agreement is classified as held for purposes other than trading. Under this swap agreement, we have agreed with the counterpart to pay fixed rate payments on a monthly basis, based upon an annual interest rate of 6.76%, in exchange for receiving variable rate payments on a monthly basis, calculated on an agreed-upon notional amount. Net interest payments or receipts from interest rate swaps are recorded as adjustments to interest expense in our condensed consolidated statements of operations. The swap agreement was terminated on March 24, 2000. Our exposure related to adverse movements in interest rates is primarily derived from the variable rate on the remainder of our credit facility. As of December 31, 1999, $17.0 million of the outstanding balance of $41.3 million under the credit facility was at a rate of 6.76% and the remainder of the credit facility was at an 8.75% interest rate. Based on the portion of this balance in excess of $17.0 million, an adverse change of one percent in the interest rate would cause a change in interest expense of approximately $243,000 on an annual basis.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

  The Company's Consolidated Financial Statements and the Independent Auditors' Reports thereon are presented in the following pages. The Consolidated Financial Statements filed in Item 8 are as follows:

  Independent Auditors' Report

  Report of Independent Accountants

  Report of Independent Accountants

  Consolidated Balance Sheets as of December 31, 1999 and 1998

  Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

  Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 1999, 1998 and 1997

  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

  Notes to Consolidated Financial Statements

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
ACT Manufacturing, Inc.:

  We have audited the consolidated balance sheets of ACT Manufacturing, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedule listed in the index at Item 14 (a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the merger of ACT Manufacturing, Inc. and CMC Industries, Inc., which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the balance sheet of CMC Industries, Inc. as of July 31, 1998, or the related statements of income, stockholders' equity, and cash flows of CMC Industries, Inc. for each of the two years in the period ended July 31, 1998, which statements reflect total assets of $93,405,000 as of July 31, 1998, and total revenues of $301,955,000 and $214,485,000 for the years ended July 31, 1998 and 1997, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for CMC Industries, Inc. for 1998 and 1997, is based solely on the report of such other auditors.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACT Manufacturing, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principals generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Boston, Massachusetts
February 16, 2000, except as
to Note 14 which is dated
March 15, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of CMC Industries, Inc.

  In our opinion, the consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of CMC Industries, Inc. and its subsidiaries (not presented separately herein) at July 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
------------------------------------------
    PricewaterhouseCoopers LLP


Memphis, Tennessee
August 21, 1998, except as to
Note 14, which is as of
October 9, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of CMC Industries, Inc.

  In our opinion, the accompanying consolidated statements of operations, of changes in stockholders' equity and of cash flows of CMC Industries, Inc. and its subsidiaries (not presented separately herein) present fairly, in all material respects, their operations and their cash flows for the five months in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

  As discussed in Note 1, CMC Industries, Inc. merged with Act Manufacturing, Inc. on July 29, 1999. The merger was accounted for as a pooling of interests.

/s/ PricewaterhouseCoopers LLP ______
     PricewaterhouseCoopers LLP

Memphis, Tennessee
June 21, 1999, except as to
Note 13, which is as of
July 29, 1999

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998

                                                              1999      1998
                                                            --------  --------
                                                             (in thousands,
                                                              except share
                                                                  data)
                          ASSETS
Current Assets:
  Cash and cash equivalents................................ $  4,558  $ 10,670
  Accounts receivable--trade (less allowance for doubtful
   accounts of $2,939 in 1999 and $1,233 in 1998)..........  153,422   101,828
  Accounts and notes receivable from related party.........    7,408     5,678
  Inventory................................................  171,762    65,612
  Prepaid expenses and other assets........................    2,925     4,204
  Deferred tax asset.......................................    1,252       880
                                                            --------  --------
    Total current assets...................................  341,327   188,872
Property and equipment--net................................   38,047    32,279
Notes receivable--related party............................      550     1,400
Goodwill--net..............................................   10,334     6,224
Investment in related party................................    5,884     5,884
Other assets--net..........................................    6,184     3,635
                                                            --------  --------
    Total.................................................. $402,326  $238,294
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Note payable bank........................................ $    --   $ 18,111
  Current portion of long-term debt........................    1,125     1,300
  Current portion of other long-term liabilities...........    2,972     1,236
  Accounts payable.........................................  153,764    71,956
  Accrued compensation and related taxes...................    3,769     3,404
  Income tax payable.......................................    3,074       505
  Deferred taxes...........................................      253       --
  Accrued expenses and other...............................    5,950     6,301
                                                            --------  --------
    Total current liabilities..............................  170,907   102,813
Long-term debt-less current portion........................   46,933    41,756
Deferred taxes.............................................    2,735     1,173
Other long-term liabilities................................    3,622     1,092
Commitments and contingencies (Notes 12 and 13)............
Stockholders' Equity:
  Preferred stock--$.01 par value; authorized, 5,000,000
   shares; issued and outstanding, none....................      --        --
  Common stock--$.01 par value; authorized, 50,000,000
   shares; issued and outstanding, 16,465,771 shares in
   1999 and 12,835,908 shares in 1998......................      165       128
  Additional paid-in capital...............................  157,887    74,960
  Accumulated other comprehensive (loss)...................     (637)     (180)
  Retained earnings........................................   20,714    16,552
                                                            --------  --------
    Total stockholders' equity.............................  178,129    91,460
                                                            --------  --------
      Total................................................ $402,326  $238,294
                                                            ========  ========

                See notes to consolidated financial statements.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years Ended December 31, 1999, 1998 and 1997

                                                   1999      1998      1997
                                                 --------  --------  --------
                                                 (in thousands, except per
                                                        share data)
Net sales:
  Unrelated parties............................. $671,061  $566,048  $447,827
  Related parties...............................   25,221    26,436    31,312
                                                 --------  --------  --------
    Total net sales.............................  696,282   592,484   479,139
                                                 --------  --------  --------
Cost of goods sold:
  Unrelated parties.............................  618,653   532,018   425,396
  Related parties...............................   23,203    24,321    28,807
                                                 --------  --------  --------
    Total cost of goods sold....................  641,856   556,339   454,203
                                                 --------  --------  --------
Gross profit....................................   54,426    36,145    24,936
Selling, general and administrative expenses....   29,536    27,383    24,516
Merger costs....................................    5,601       --        --
                                                 --------  --------  --------
Operating income................................   19,289     8,762       420
                                                 --------  --------  --------
Other income (expense):
  Interest expense, net.........................   (5,256)   (3,718)   (4,009)
  Other, net....................................       (6)       93       (47)
                                                 --------  --------  --------
    Total.......................................   (5,262)   (3,625)   (4,056)
                                                 --------  --------  --------
Income (loss) before provision for income
 taxes..........................................   14,027     5,137    (3,636)
Provision (benefit) for income taxes............    7,793     2,044    (1,235)
                                                 --------  --------  --------
Net income (loss)............................... $  6,234  $  3,093  $ (2,401)
                                                 ========  ========  ========
Basic net income (loss) per common share........ $   0.47  $   0.24  $  (0.19)
                                                 --------  --------  --------
Diluted net income (loss) per common share...... $   0.45  $   0.24  $  (0.19)
                                                 --------  --------  --------
Weighted-average shares outstanding--basic......   13,265    12,665    12,330
                                                 --------  --------  --------
Weighted-average shares outstanding--diluted....   13,916    12,976    12,330
                                                 ========  ========  ========


                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                  Years Ended December 31, 1999, 1998 and 1997

                                                   1999      1998      1997
                                                 --------  --------  --------
                                                       (in thousands)
Net income (loss)............................... $  6,234  $  3,093  $ (2,401)
Other comprehensive income (loss):
  Foreign currency translation adjustment.......     (457)     (184)        4
  Minimum pension liability.....................      --        --        996
                                                 --------  --------  --------
Comprehensive income (loss)..................... $  5,777  $  2,909  $ (1,401)
                                                 ========  ========  ========

                See notes to consolidated financial statements.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years Ended December 31, 1999, 1998 and 1997

                          $.01
                          Par               Accumulated
                         Value  Additional     Other                   Total
                         Common  Paid-in   Comprehensive Retained  Stockholders'
                         Stock   Capital   Income (Loss) Earnings     Equity
                         ------ ---------- ------------- --------  -------------
                                             (in thousands)
Balance, January 1,
 1997...................  $121   $ 63,249     $ (996)    $15,860     $ 78,234
  Net loss..............   --         --         --       (2,401)      (2,401)
  Minimum pension
   liability............   --         --         996         --           996
  Exercise of warrants..   --       1,267        --          --         1,267
  Net proceeds from sale
   of stock.............     2        376        --          --           378
  Issuance of stock for
   acquisition..........     2      5,248        --          --         5,250
  Cumulative foreign
   currency translation
   adjustments..........   --         --           4         --             4
  Income tax benefit
   from employees'
   exercise of stock
   options..............   --         375        --          --           375
                          ----   --------     ------     -------     --------
Balance, December 31,
 1997...................   125     70,515          4      13,459       84,103
  Net income............   --         --         --        3,093        3,093
  Net proceeds from sale
   of stock.............     3      4,567        --          --         4,570
  Cumulative foreign
   currency translation
   adjustments..........   --         --        (184)        --          (184)
  Cancellation of common
   stock from
   acquisition escrow...   --        (122)       --          --          (122)
                          ----   --------     ------     -------     --------
Balance, December 31,
 1998...................   128     74,960       (180)     16,552       91,460
  CMC Industries, Inc.
   and subsidiaries for
   the five months ended
   December 31, 1998:
    Net loss............   --         --         --       (2,072)      (2,072)
    Minimum pension
     liability
     adjustment.........   --         --      (1,511)        --        (1,511)
    Net proceeds from
     the sale of stock..     1        328        --          --           329
  Net income............   --         --         --        6,234        6,234
  Minimum pension
   liability
   adjustment...........   --         --       1,511         --         1,511
  Cumulative foreign
   currency translation
   adjustments..........   --         --        (457)        --          (457)
  Net proceeds from sale
   of stock.............    36     79,912        --          --        79,948
  Income tax benefit
   from employees'
   exercise of stock
   options..............   --       2,687        --          --         2,687
                          ----   --------     ------     -------     --------
Balance, December 31,
 1999...................  $165   $157,887     $ (637)    $20,714     $178,129
                          ====   ========     ======     =======     ========

                See notes to consolidated financial statements.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1999, 1998 and 1997

                                                    1999      1998      1997
                                                  --------  --------  --------
                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)............................... $  6,234  $  3,093  $ (2,401)
 Adjustments to reconcile net income (loss) to
  net cash (used for) provided by operating
  activities:
  Depreciation and amortization..................    7,541     4,884     3,587
  Deferred income taxes..........................    2,119      (764)    1,387
  Provision for doubtful accounts................    3,957     1,945     1,805
  Loss on disposal of fixed assets...............      --        132       --
  Increase (decrease) in cash from:
   Accounts receivable--trade....................  (44,086)  (26,771)  (16,932)
   Inventory.....................................  (89,158)    4,239     7,684
   Prepaid expenses and other assets.............      636    (2,632)   (2,415)
   Accounts payable..............................   56,213    17,463    10,743
   Accrued compensation and related taxes........      879      (194)      130
   Income tax refundable (payable)...............    5,256     8,922    (9,977)
   Accrued expenses and other....................    1,540     1,372       980
                                                  --------  --------  --------
    Net cash (used for) provided by operating
     activities..................................  (48,869)   11,689    (5,409)
                                                  --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment...........   (6,729)  (17,450)   (4,820)
 Increase in other noncurrent assets.............   (3,727)     (632)     (153)
 Proceeds from the sale of property and
  equipment......................................      --        111       --
 Acquisitions, net of cash acquired..............  (12,875)      --     (2,388)
                                                  --------  --------  --------
    Net cash used for investing activities.......  (23,439)  (17,971)   (7,361)
                                                  --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 (Repayments) borrowings under line-of-credit
  agreements, net................................  (13,363)    4,612    15,712
 Proceeds under term loan........................    7,000       --        --
 Payments under term loan........................     (250)      --        --
 Principal payments on long-term debt............   (3,017)   (1,300)   (1,300)
 Repayments of other long-term liabilities.......     (867)     (692)   (2,337)
 Receipt of deferred revenue.....................      540       483       --
 Net proceeds from sale of stock.................   79,948     4,570     2,085
                                                  --------  --------  --------
    Net cash provided by financing activities....   69,991     7,673    14,160
                                                  --------  --------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
 EQUIVALENTS.....................................     (469)     (184)       42
                                                  --------  --------  --------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS.....................................   (1,848)    1,207     1,432
NET DECREASE IN CASH, CMC INDUSTRIES, INC. AND
 SUBSIDIARIES FOR THE FIVE MONTHS ENDED
 DECEMBER 31, 1998...............................   (4,264)      --        --
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.....   10,670     9,463     8,031
                                                  --------  --------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR........... $  4,558  $ 10,670  $  9,463
                                                  ========  ========  ========

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

  Nature of Business--ACT Manufacturing, Inc. and Subsidiaries (the "Company" or "ACT") provide value-added electronics manufacturing services for original equipment manufacturers in the networking and telecommunications, computer and industrial and medical equipment markets. The Company provides original equipment manufacturers with complex printed circuit board assembly primarily utilizing advanced surface mount technology, electro-mechanical subassembly, total system assembly and integration, and mechanical and molded cable and harness assembly.

  Principles of Consolidation and Basis of Presentation--The consolidated financial statements include the accounts of ACT Manufacturing, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. On July 29, 1999 the Company completed a merger with CMC Industries, Inc. ("CMC") in which CMC became a wholly owned subsidiary of ACT Manufacturing, Inc. The merger has been accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements for prior periods have been restated to include the operating results, financial position and cash flows of CMC at the beginning of the earliest period presented. In connection with the pooling, ACT issued 0.5 of a share of ACT common stock for each outstanding share of CMC common stock. A total of 3.9 million shares of ACT common stock were issued in connection with the merger, and approximately 0.9 million shares of ACT common stock were reserved for the conversion of CMC's outstanding stock options. Approximately $5,601,000 in merger-related costs were charged to operations in the quarter ended September 30, 1999.

  ACT prepares its consolidated financial statements on the basis of a fiscal year ending December 31, and CMC prepared its consolidated financial statements on the basis of a fiscal year ending July 31. The consolidated statements of operations, comprehensive income (loss) and cash flows for the years ended December 31, 1998 and 1997 (herein referred to as "fiscal" 1998 and 1997) reflect the results of operations, comprehensive income (loss) and cash flows for ACT for the years then ended combined with CMC for the years ended July 31, 1998 and 1997, respectively. The consolidated balance sheet as of December 31, 1998 reflects the financial position of ACT as of that date combined with the financial position of CMC as of July 31, 1998.

  As a result of ACT and CMC having different fiscal years, CMC's condensed consolidated results of operations for the five-month period from August 1, 1998 through December 31, 1998 are reported separately. However, this condensed consolidated statement of operations data of CMC, presented below, for the period August 1, 1998 through December 31, 1998 does not reflect any adjustment to conform CMC's accounting policy with that of ACT's of expensing previously capitalized preoperating and start-up costs associated with CMC's Mexican manufacturing facility. The effect of such adjustment would be to reduce cost of goods sold by $100,000 and reduce net loss by $60,000. This adjustment also gives effect to the tax deductibility of these expenses.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

   Condensed Consolidated Statement of Operations Data (in
    thousands):
   Net sales....................................................... $122,423
   Cost of sales...................................................  119,733
                                                                    --------
   Gross profit....................................................    2,690
   Selling, general and administrative expenses....................    5,409
                                                                    --------
   Loss from operations............................................   (2,719)
   Interest expense................................................      691
                                                                    --------
   Loss before taxes...............................................   (3,410)
   Income tax benefit..............................................   (1,279)
                                                                    --------
   Net loss........................................................ $ (2,131)
                                                                    ========

  Translation of Foreign Currency--The Company translates financial statements denominated in foreign currency by translating balance sheet accounts at the end of period exchange rate and statement of operations accounts at the average exchange rate for the period. Where the local currency is the functional currency, translation gains and losses are recorded as a separate component of stockholders' equity in accumulated other comprehensive income
(loss) and transaction gains and losses are reflected in other income (loss) in determining net income. Where the U. S. dollar is the functional currency, all foreign currency gains and losses are included in determining net income.

  Use of Estimates--The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet dates. Estimates include such items as reserves for accounts receivable and inventory, useful lives of other assets, goodwill, property and equipment, investment in related party and accrued liabilities. Actual results could differ from those estimates.

  Fair Value of Financial Instruments--Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. The Company's bank debt, because it carries a variable interest rate, is stated at its approximate fair market value.

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

  Revenue Recognition--Revenue is recognized upon shipment of the product or otherwise, under certain contracts, when title to and risks and reward of ownership pass to the customer.

  Cash and Cash Equivalents--The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

  Inventory--Inventory is stated at the lower of cost or market. Cost has been determined using the first-in, first-out ("FIFO") method for approximately 72% and 69% of the inventories at the end of fiscal 1999 and 1998, respectively, with the remaining balance determined using the last-in, first-out ("LIFO") method.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

  Property and Equipment--Purchased property and equipment is recorded at cost. Capital lease property and equipment is recorded at the lesser of cost or the present value of the minimum lease payments required. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the related assets (three to thirty years) and over the terms of the related leases (five years).

  Goodwill--Goodwill is being amortized on a straight-line basis over a period of ten to twenty years.

  Investment in Related Party--The carrying amount of the investment in preferred stock of a related party is based upon the present value of expected cash flows. See Note 11.

  Other Assets--Other assets include cash surrender value of officer's life insurance, prepaid pension expense and noncompete agreements. The noncompete agreements are being amortized over three to ten years.

  Warranty--The Company generally warrants that its hardware assemblies will be free from defects in workmanship for 12 months and passes on to the customer any warranties provided by component manufacturers and material suppliers to the extent permitted. Warranty costs have not been material to date.

  Income Taxes--The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This Statement requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the Company's consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse.

  Stock-Based Compensation--As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company accounts for stock option grants using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

  Net Income (Loss) Per Common Share--Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution if common equivalent shares outstanding (common stock options and warrants) were exercised or converted into common stock unless the effects of such equivalent shares were antidilutive.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

  A reconciliation of net income (loss) per common share and the weighted average shares used in the earnings per share ("EPS") calculations for fiscal years 1999, 1998 and 1997 is as follows (in thousands except per share amounts):

                                              Net Income                 Per
                                                (Loss)       Shares     Share
                                              (Numerator) (Denominator) Amount
                                              ----------- ------------- ------
1999
Basic........................................   $ 6,234      13,265     $ 0.47
                                                =======
Effect of stock options......................                   651     $(0.02)
                                                             ------     ------
Diluted......................................   $ 6,234      13,916     $ 0.45
                                                =======      ======     ======
1998
Basic........................................   $ 3,093      12,665     $ 0.24
                                                =======
Effect of stock options......................                   311        --
                                                             ------     ------
Diluted......................................   $ 3,093      12,976     $ 0.24
                                                =======      ======     ======
1997
Basic........................................   $(2,401)     12,330     $(0.19)
                                                =======
Effect of stock options and warrants.........                   --         --
                                                             ------     ------
Diluted......................................   $(2,401)     12,330     $(0.19)
                                                =======      ======     ======

  Options and warrants to purchase 228,501, 757,296 and 1,328,774 shares of common stock were outstanding during fiscal 1999, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because of either the net loss in fiscal 1997 or because the options' exercise prices were greater than the average market prices of the common stock, and therefore, their effect would be antidilutive.

  Supplemental Cash Flow Information--Selected cash payments and noncash activities for fiscal 1999, 1998 and 1997 were as follows (in thousands):

                                                           1999   1998    1997
                                                          ------ ------  ------
Cash paid for interest................................... $5,176 $3,887  $3,795
Cash paid for (refunded from) income taxes...............  1,537 (7,686)  7,729
Noncash investing and financing activities:
  Assets acquired in exchange for common stock...........    --     --    5,250
  Reduction of goodwill upon cancellation of common stock
   from acquisition escrow...............................    --     122     --
  Receipt of stock as payment on account.................    --     --      441

  Impairment of Long-Lived Assets--At each balance sheet date, the Company assesses whether there has been an impairment in the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceeds its net book value as of the assessment date. At the end of fiscal 1999 and 1998, subject to changes in circumstances, there were no impairments of the Company's assets.

  Comprehensive Income (Loss)--The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in fiscal 1998. SFAS No. 130 requires the reporting of comprehensive income (loss), which in the case of the Company, is the combination of reported net income, and the change in the cumulative translation adjustment and the change in the minimum pension liability, which is a component of stockholders' equity.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

  Recently Issued Financial Accounting Standard--In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended in June 1999 and effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company. The Company will adopt this accounting standard on January 1, 2001, as required.

2. Acquisitions of Businesses and Assets

 Business Acquisitions

  Effective June 9, 1997, the Company acquired substantially all of the assets and liabilities of Electronics Systems International ("ESI") located in Georgia. ESI is an electronics manufacturing services provider to customers throughout the southeastern United States. Under the terms of the purchase agreement, the Company acquired assets and liabilities of ESI in exchange for 190,546 shares of the Company's common stock plus acquisition costs. In 1998 the Company cancelled 4,446 shares previously issued and held in escrow. The per share market value of the Company's common stock on the date of the purchase was $27.50.

  Effective June 10, 1997, the Company acquired substantially all of the outstanding stock of Advanced Component Technologies Limited (formerly SignMax Limited), a cable and harness manufacturing company based in Dublin, Ireland. Under the terms of the purchase agreement, approximately 82% of the outstanding common shares of Advanced Component Technologies Limited (formerly SignMax Limited) were acquired for cash of $1,000,000 plus acquisition costs.

  Effective June 27, 1997, the Company acquired all of the outstanding stock of SignMax America, LLC, which owned the remaining 18% of Advanced Component Technologies Limited (formerly SignMax Limited). Under the terms of the purchase agreement, 100% of the outstanding common shares were acquired for cash of $460,000 and the assumption of $575,000 in notes payable.

  The ESI and SignMax transactions were accounted for as purchases in accordance with APB Opinion No. 16, "Business Combinations," as follows (in thousands):

Details of Acquisitions:
  Cash paid, net of cash acquired...................................... $ 1,455
  Acquisition expenses.................................................     939
                                                                        -------
    Total cash paid....................................................   2,394
  Common stock issued..................................................   5,250
                                                                        -------
    Total cash paid and common stock issued............................   7,644
  Liabilities assumed..................................................   4,334
                                                                        -------
    Total purchase price of acquisitions...............................  11,978
  Fair value of assets acquired........................................   5,609
                                                                        -------
    Excess of purchase price over net assets........................... $ 6,369
                                                                        =======

  The operating results of the ESI and SignMax acquired businesses from the dates of purchase are included in the Company's Consolidated Statement of Operations for fiscal 1997. The Consolidated Statement of Operations for fiscal 1998 includes a full year of operations of these acquired businesses. Pro forma information

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES has not been provided, as the operations of the acquired businesses were not material to the consolidated results of operations or financial position of the Company in fiscal 1997.

  The Company attributes the goodwill to the expected ability to expand sales in these new geographic markets, utilizing the acquired existing business infrastructure and geographic market presence as a basis for expansion. Accumulated amortization on these acquisitions amounted to approximately $1,082,000 and $640,000 at the end of fiscal 1999 and 1998, respectively.

 Asset Acquisition

  Effective October 12, 1999, the Company acquired certain inventory and fixed assets of GSS/Array Technology, Inc. located in San Jose, California, a subsidiary of GSS Array Technology Public Company Limited, a Thailand company. Under the terms of the purchase agreement, the Company assumed on going relationships with select GSS/Array domestic customers.

  The Company paid approximately $12,875,000 in cash and assumed $618,000 in liabilities in connection with this asset purchase. The fair value of the assets purchased was approximately $8,879,000. The Company recorded $4,614,000 as the excess of the asset purchase price over the fair value of assets purchased. The operating results following the Company's purchase of the selected GSS/Array assets from the date of purchase are included in the Company's Consolidated Statement of Operations for fiscal 1999.

  The Company attributes the goodwill to the expected future economic benefits the acquisition of these assets is expected to provide. Accumulated amortization on the acquisition of these assets amounted to approximately $96,000 in fiscal 1999.

3. Inventory

  Inventory consisted of the following at fiscal year end 1999 and 1998 (in thousands):

                                                                  1999    1998
                                                                -------- -------
Raw materials.................................................. $125,869 $50,354
Work in process................................................   42,039  12,511
Finished goods.................................................    3,854   2,747
                                                                -------- -------
  Total........................................................ $171,762 $65,612
                                                                ======== =======

  The carrying value of inventory approximates replacement cost.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

4. Property and Equipment

  Property and equipment consisted of the following at fiscal year end 1999 and 1998 (in thousands):

                                                                1999     1998
                                                               -------  -------
Land.......................................................... $   798  $   798
Building......................................................   4,922    4,622
Leasehold improvements........................................  11,234    7,618
Manufacturing equipment.......................................  35,696   24,618
Office furniture and equipment................................   9,311    7,856
Vehicles......................................................     418      144
Construction-in-progress......................................   1,026    2,838
                                                               -------  -------
  Total property and equipment................................  63,405   48,494
Less accumulated depreciation and amortization................ (25,358) (16,215)
                                                               -------  -------
  Property and equipment--net................................. $38,047  $32,279
                                                               =======  =======

  Included in property and equipment is a manufacturing facility and certain equipment held under capital leases with a net carrying value of $5,745,000 and $1,615,950 at the end of fiscal 1999 and 1998, respectively.

  The Company has capitalized interest in the amount of $40,000 and $171,000 at the end of fiscal 1999 and 1998, respectively, related to the construction-in-progress.

5. Indebtedness

  On July 29, 1999, the Company executed an Amended and Restated Credit Agreement for a new $107.0 million Senior Secured Credit Facility ("Credit Facility") with a group of banks led by The Chase Manhattan Bank as agent ("Agent") to replace the Company's previous credit facilities with the banks. This new Credit Facility provides for a $7.0 million, five-year Term Loan ("Term Loan") and a $100.0 million, five-year Line of Credit ("Revolving Credit Facility"), both of which are secured by substantially all of the assets of the Company. The Term Loan shall amortize at a rate of $1.0 million per year for the first year and $1.5 million per year for years two through five. The Revolving Credit Facility provides for borrowings up to an aggregate amount of $100.0 million, limited to a certain percentage of qualified accounts receivable and qualified inventory. Interest is payable monthly. For the Term Loan, the Company may choose an interest rate of either (i) 2.5% above the prevailing London Interbank Offering Rate ("LIBOR"), or (ii) 0.5% above the prime rate as announced by the Agent. For the Revolving Credit Facility, the Company may choose an interest rate of either (i) 2.25% above the prevailing LIBOR rate, or (ii) 0.25% above the prime rate as announced by the Agent. In addition to certain other prohibited actions, the Credit Facility limits capital expenditures by the Company and prohibits the payment of cash dividends on the Company's common stock. The Credit Facility requires the Company to maintain certain minimum fixed charge coverage ratios and maximum leverage ratios. Outstanding borrowings under the Credit Facility are secured primarily by the Company's accounts receivable, inventories, machinery and equipment. The interest rates on the Term Loan and the Credit Facility were 7.89% and 8.75%, respectively, at December 31, 1999. The balances outstanding under the Term Loan and the Credit Facility at December 31, 1999 were $6.8 million and $41.3 million, respectively, and $58.7 million was available for borrowing under the Credit Facility.

  Previously, the Company had a total credit facility at the end of fiscal 1998 of $90.0 million including a $55.0 million Senior Secured Credit Facility ("Senior Credit Facility") with a financial institution and a $35.0 million Loan and Security Agreement with another financial institution. The Company executed the $55.0 million Senior Credit Facility in fiscal 1998 to replace the $50.0 million Loan and Security Agreement then outstanding.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

  The Company entered into a $17.0 million interest rate swap agreement in fiscal 1998 simultaneous with the execution of the Senior Credit Facility. The swap agreement provides for payments by the Company at a fixed rate of interest of 6.76% and matures on October 19, 2001. The fair value of the interest rate swap at December 31, 1999 was approximately $(56,000) since the fixed rate of interest of 6.76% was higher than the floating rate.

  The aggregate annual maturities of long-term debt at the end of fiscal 1999 are as follows (in thousands):

2000.................................................................... $ 1,125
2001....................................................................   1,500
2002....................................................................   1,500
2003....................................................................   1,500
2004....................................................................  42,433

6. Other Long-Term Liabilities

  Other long-term liabilities consisted of the following at fiscal year end 1999 and 1998 (in thousands):

                                                                   1999   1998
                                                                  ------ ------
Noncompete covenant.............................................. $  245 $  303
Deferred revenue.................................................  1,023    483
Capital leases...................................................  5,303  1,437
Other noncurrent liabilities.....................................     23    105
                                                                  ------ ------
  Total..........................................................  6,594  2,328
Less current portion.............................................  2,972  1,236
                                                                  ------ ------
  Other long-term liabilities.................................... $3,622 $1,092
                                                                  ====== ======

  Noncompete Covenant--In 1993, the Company entered into an agreement with its former sole stockholder, which provides for monthly payments over a ten-year period, in return for a promise not to compete. The liability is recorded at the present value of the required future payments at an interest rate of 8%.

  Deferred Revenue--The Company received grants of $540,000 and $483,000 in fiscal 1999 and 1998, respectively, under an agreement with the Ireland Industrial Development Agency. These payments have been recorded as deferred revenue at the end of fiscal 1999 and 1998 since the Company will be required to return the grants if certain conditions, including employment levels, are not met by December 31, 2002.

  Facility and Equipment Leases--The Company leases a manufacturing facility and certain equipment and computer software used in its manufacturing operations under capital lease agreements that expire through 2003.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

  Other long-term liabilities at the end of fiscal 1999 are due as follows (in thousands):

                                       Noncompete Capital Deferred
                                        Covenant  Leases  Revenue  Other Total
                                       ---------- ------- -------- ----- ------
2000..................................    $ 86    $3,207   $  --   $--   $3,293
2001..................................      92     1,975      --     23   2,090
2002..................................     100       356    1,023   --    1,479
2003..................................     --        222      --    --      222
2004..................................     --        --       --    --      --
                                          ----    ------   ------  ----  ------
  Total...............................     278     5,760    1,023    23   7,084
Less amount representing interest.....      33       457      --    --      490
                                          ----    ------   ------  ----  ------
Present value of minimum payments.....     245     5,303    1,023    23   6,594
Less current portion..................      68     2,904      --    --    2,972
                                          ----    ------   ------  ----  ------
  Other long-term liabilities.........    $177    $2,399   $1,023  $ 23  $3,622
                                          ====    ======   ======  ====  ======

7. Income Taxes

  The provisions (benefit) for income taxes for fiscal years 1999, 1998 and 1997 are as follows (in thousands):

                                                          1999   1998    1997
                                                         ------ ------  -------
   Current taxes:
     Federal............................................ $5,538 $2,221  $(2,619)
     State..............................................    926    586       (3)
                                                         ------ ------  -------
                                                          6,464  2,807   (2,622)
   Deferred taxes.......................................  1,329   (763)   1,387
                                                         ------ ------  -------
       Total............................................ $7,793 $2,044  $(1,235)
                                                         ====== ======  =======

  Deferred income tax assets (liabilities) are attributable to the following for fiscal years 1999 and 1998 (in thousands):

                                                                1999     1998
                                                               -------  ------
   Accounts receivable........................................ $   918  $  460
   Inventory..................................................    (980) (2,239)
   Depreciation...............................................  (2,287) (2,231)
   Accrued liabilities........................................     868   1,568
   Pension....................................................    (576)    --
   State operating loss and credits...........................     --      367
   Minimum tax credit.........................................     --      594
   Other......................................................     321   1,188
                                                               -------  ------
     Net deferred tax liability............................... $(1,736) $ (293)
                                                               =======  ======

  The net deferred tax liability is classified as follows at the end of the fiscal years 1999 and 1998 (in thousands):

                                                               1999     1998
                                                              -------  -------
   Current asset, net........................................ $   999  $   880
   Noncurrent liability......................................  (2,735)  (1,173)
                                                              -------  -------
     Net deferred tax liability.............................. $(1,736) $  (293)
                                                              =======  =======

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

  No valuation allowance is required as the deferred tax assets are expected to be fully realized.

  A reconciliation of the expected tax rate at the U.S. statutory rate to the effective tax rate for the fiscal years indicated is as follows:

                                                                 1999  1998  1997
                                                                 ----  ----  ----
   Federal statutory rate.......................................  35%   34%  (34)%
   State income taxes, net of federal benefit...................   9     6     (6)
   Nondeductible merger costs...................................  14    --     --
   Adjustments to prior year tax liability......................  --     1     --
   Other........................................................  (2)   (1)     6
                                                                 ---   ---   ----
     Effective rate.............................................  56%   40%  (34)%
                                                                 ===   ===   ====

  For state income tax purposes, the Company has utilized all net operating loss carryforwards as of fiscal year end 1999.

8. Capital Stock

 Stock Option Plans

  The Company has the 1995 Stock Plan, which provides for the grant of incentive and nonqualified stock options to purchase up to an aggregate of 2,250,000 shares. The Company has a 1995 Non-Employee Director Stock Option Plan that provides for the grant of options to purchase a maximum of 100,000 shares to nonemployee directors of the Company. The Company also has the 1993 Incentive Stock Option Plan under which options for up to 690,664 shares of common stock may be granted at an exercise price not less than fair market value at the date of grant. CMC's 1990 Equity Incentive Plan provides for the granting of options to purchase a maximum of 950,052 shares. Options granted under CMC's 1990 Equity Incentive Plan were converted to ACT options in conjunction with the pooling. Such activity is incorporated in the activity below. Stock option activity for the fiscal years indicated was as follows:

                                                       Weighted-    Weighted-
                                          Number of     Average      Average
                                           Options   Exercise Price Fair Value
                                          ---------  -------------- ----------
   Outstanding at Beginning of Fiscal
    1997.................................   810,008      $ 8.18
     Granted.............................   772,750       22.97       $13.42
     Exercised...........................   (85,435)       9.57
     Forfeited...........................  (168,551)      20.31
                                          ---------      ------
   Outstanding at End of Fiscal 1997..... 1,328,772       15.06
     Granted............................. 1,246,750       12.92         6.95
     Exercised...........................   (42,290)       8.08
     Forfeited...........................  (571,578)      23.67
                                          ---------      ------
   Outstanding at End of Fiscal 1998..... 1,961,654       11.38
     Net CMC activity August 1 to
      December 31, 1998..................    47,630       11.33
     Granted.............................   498,000       16.91        12.95
     Exercised...........................  (491,455)      11.84
     Forfeited...........................  (255,839)      13.52
                                          ---------      ------
   Outstanding at End of Fiscal 1999..... 1,759,990      $12.11
                                          =========      ======

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

                     Options Outstanding              Options Exercisable
               ------------------------------- ---------------------------------
                              Weighted Average
   Number of      Range of     Remaining Life  Weighted-Average Number Currently
    Options    Exercise Price    (In Years)     Exercise Price    Exercisable
   ---------   -------------- ---------------- ---------------- ----------------
      50,267    $ 0.48-$0.84          2             $ 0.60           50,267
      49,266       3.70-3.96          4               3.88           49,266
     448,069       5.45-8.00          7               7.07          246,589
     302,060      8.75-12.25          7              11.08          127,552
     711,828     13.64-20.25          8              16.35          162,179
     198,500     20.74-27.13          9              22.23           11,085
   ---------                                                        -------
   1,759,990                                                        646,938
   =========                                                        =======

  The options generally vest over three- to five-year periods.

  The Company has reserved shares for future grants of common stock for issuance pursuant to the 1993 Incentive Stock Option Plan, 1995 Non-Employee Director Stock Option Plan, the 1995 Stock Plan and the 1990 Equity Incentive Plan for 450,800, 66,000, 1,012,600 and 209,400 shares, respectively.

  In January 1998 the Board of Directors approved a vote to reprice 516,500 employee stock options. The options were originally issued between March 1997 and October 1997 and had original grant prices ranging between $14.44 and $39.25. The grant price for these options was lowered to $13.94, which reflects the market value of the stock as of the reprice date. The repriced options continue to vest according to the original grant date. No compensation expense was required to be recorded in the Consolidated Statements of Operations.

  As described in Note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation for grants made after fiscal 1995, (including the repricing described above) pro forma net income (loss) and net income (loss) per share for fiscal years indicated would have been as follows (in thousands, except per share data):

                                                         1999   1998    1997
                                                        ------ ------  -------
   Net income (loss)................................... $4,167 $ (966) $(5,432)
                                                        ====== ======  =======
   Diluted earnings (loss) per common share............ $ 0.30 $(0.07) $ (0.43)
                                                        ====== ======  =======

  The fair value of options on their grant date was measured using the Black/Scholes option-pricing model. Key assumptions used to apply this pricing model for the fiscal years indicated are as follows:

                                                 1999       1998       1997
                                               ---------  ---------  ---------
   Risk-free interest rate....................       5.9%       5.5%       6.0%
   Expected life of option grants............. 3-5 years  3-5 years  3-5 years
   Expected volatility of underlying stock....        98%       102%        82%

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

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

 Private Placement

  In 1998, CMC issued 250,000 shares of stock to two members of the board of directors in a private placement. Proceeds from the issuance totaled $3,620,000. The purchase price equaled the fair market value of the stock issued.

 Capitalization

  On May 16, 1996, CMC issued 218,018 shares of common stock with detachable warrants that entitle the holders to purchase 84,481 shares of common stock at a price of $15.00 per share. The total proceeds for the shares and warrants issued were $2,464,000 and $44,000, respectively. Due to the Company meeting specified levels of financial performance, the warrants were called during fiscal 1997. Total proceeds from the exercise of the warrants were $1,267,000.

 Stock Purchase Plan

  On November 15, 1996, CMC's stockholders approved the Employee Stock Purchase Plan ("ESPP"). The ESPP allowed eligible employees the right to purchase common stock on a semi-annual basis at the lower of 85% of the market price at the beginning or end of each offering period. This plan was terminated as a result of the merger of ACT and CMC on July 29, 1999.

 Common Stock and Stock Option Plan Amendments

  On July 29, 1999, the Company's shareholders approved an amendment to the Restated Articles of Organization of ACT Manufacturing, Inc. to increase the number of authorized shares of the Company's common stock, $0.01 par value, from 30,000,000 to 50,000,000.

  Also on July 29, 1999, the Company's shareholders approved an amendment to the 1995 Stock Plan increasing the aggregate number of shares which may be issued from 1,250,000 to 2,250,000 shares.

9. Employee Benefit Plans

 Retirement Benefits

  In 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits." The provisions of SFAS No. 132 provide new disclosure requirements for pensions and other postretirement benefit plans, but do not change the measurement or recognition of these plans. SFAS 132 standardizes the disclosure requirements for pensions and other postretirment benefits to the extent practicable and requires additional information on the changes in benefit obligations and fair values of plan assets.

  CMC maintains a defined benefit pension plan (the "Pension Plan") which covers certain hourly employees at one plant. Retirement benefits under the Pension Plan are based on an employee's length of service and a benefit formula based on year of hire. The benefit formula does not include a provision for increases in further compensation levels. Contributions to the Pension Plan are primarily based on the projected unit actuarial cost method. The Pension Plan's assets consist principally of short-term U.S. government instruments and pooled fixed income, debt and equity investment funds with several financial institutions. Effective June 1, 1994, the Company terminated the future service payments for employees; accordingly, salary increase assumptions are not applicable.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

  The components of net periodic pension cost and related assumptions for fiscal years 1999, 1998 and 1997 were as follows (in thousands):

                                                            1999   1998   1997
                                                            -----  -----  -----
Service cost............................................... $ --   $ --   $ --
Interest cost..............................................   642    612    582
Return on plan assets......................................  (688)  (671)  (785)
Net amortization and deferral..............................   157    157    270
                                                            -----  -----  -----
Net periodic pension expense............................... $ 111  $  98  $  67
                                                            =====  =====  =====
Discount rate..............................................  8.00%  8.25%  8.25%
Long-term rate of return...................................  9.00%  8.00%  8.25%

  The following table sets forth changes in the projected benefit obligation and changes in the value of Plan assets at fiscal year end (in thousands):

                                                                  1999    1998
                                                                 ------  ------
Changes in projected benefit obligation:
Benefit obligation at beginning of year......................... $7,712  $7,238
CMC net activity August 1 to December 31, 1998..................  1,731     --
Service cost....................................................    --      --
Interest cost...................................................    642     612
Benefits paid...................................................   (754)   (678)
Loss due to census changes......................................    --      540
Revaluation gain................................................   (972)    --
                                                                 ------  ------
  Benefit obligation at end of year............................. $8,359  $7,712
                                                                 ======  ======
Changes in plan assets:
Fair value of plan assets at beginning of year.................. $7,881  $7,375
CMC net activity August 1 to December 31, 1998..................    (36)    --
Actual return on plan assets....................................    949     671
Employer contributions..........................................    394     513
Benefits paid...................................................   (754)   (678)
                                                                 ------  ------
  Fair value of plan assets at end of year...................... $8,434  $7,881
                                                                 ======  ======
Funded status................................................... $   75  $  169
Unrecognized loss...............................................  1,368   1,261
                                                                 ------  ------
  Prepaid pension cost.......................................... $1,443  $1,430
                                                                 ======  ======

  Under SFAS No. 87, the portion of deferred gains and losses in excess of 10% of the projected benefit obligation is amortized as a component of net periodic pension cost. If amortization is required, the period used is the average remaining service period of active employees, which was approximately
12.39 years as of December 31, 1999.

 Savings Plans

  During fiscal 1994, the Company adopted a savings plan for its employees pursuant to Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate, and the plan allows a deferral ranging from a minimum of 1% to the maximum percentage of compensation permitted by law. Company

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES contributions to the plan are at the discretion of the Board of Directors. Contributions to the Plan were $0, $0 and $50,000, in fiscal 1999, 1998 and 1997, respectively.

  CMC had a profit sharing savings plan (the "Savings Plan") for employees of CMC. Under the terms of the Savings Plan, employees may contribute from 2% to 16% of compensation and an additional elective amount. Effective June 30, 1994, the Company terminated matching employee contributions. The Company may also elect to make an additional discretionary profit sharing contribution. Effective January 1, 1996, the Savings Plan eligibility requirements were amended to include all full-time employees with one hour of service. The Company recorded no contributions in fiscal 1999, 1998 and 1997.

 Medical Care and Disability Benefit Plans

  The Company is self-insured with respect to certain medical care and disability benefit plans for a percentage of its employees. The costs for such plans are charged against earnings in the period incurred. The liability for healthcare claims was $605,000 and $661,000 at fiscal year end 1999 and 1998 respectively, and the related expense incurred was $4,774,000, $4,265,000 and $4,897,000 for fiscal 1999, 1998 and 1997, respectively. The Company does not provide benefits under these plans to retired employees.

10. Major Customers and Operating Data

  Sales to Nortel Networks (formerly Bay Networks and Aptis Communication) and S-3 Corporation (formerly Diamond Multimedia) were 15% and 13%, respectively, of the Company's fiscal 1999 net sales. In fiscal 1998, sales to Nortel Networks and Micron Electronics were each approximately 12% of the Company's net sales. In fiscal 1997 Nortel Networks accounted for approximately 17% of the Company's net sales. All such sales relate to the printed circuit board assembly service offering of the Company's business.

  The Company operates as a single segment within the electronics manufacturing services industry. A summary of the net sales for the Company's principal service offerings for fiscal 1999, 1998 and 1997 are as follows (in thousands):

                                                       1999     1998     1997
                                                     -------- -------- --------
Printed Circuit Boards.............................. $658,749 $556,348 $450,467
Cable and Harness...................................   37,533   36,136   28,672
                                                     -------- -------- --------
                                                     $696,282 $592,484 $479,139
                                                     ======== ======== ========

11. Transactions With Related Parties

  The Company leases certain facilities and equipment from a realty trust controlled by its principal stockholder under leases that expire in fiscal 2003. These commitments are included in Note 12. The Company pays all operating costs of the building. Total payments to the realty trust were approximately $388,000, $388,000 and $364,000 in fiscal 1999, 1998 and 1997, respectively.

  In fiscal 1993, the Company entered into a ten-year agreement with one of its directors for future consulting services. Payments under the agreement were approximately $302,000, $280,000 and $259,000 in fiscal 1999, 1998 and
1997, respectively. Future commitments under this agreement are approximately $326,000 in fiscal 2000, $352,000 in fiscal 2001, $380,000 in fiscal 2002 and
$233,000 in fiscal 2003. The agreement expires in fiscal 2003. A noncompete agreement was also entered into with the same individual (see Notes 1 and 6). Payments under this agreement were $79,000, $73,000 and $68,000 in fiscal 1999, 1998 and 1997, respectively, with future payments totaling $279,000. All of these payments were charged to the statement of operations in the year they were incurred.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

  In August 1993, CMC transferred certain assets and related liabilities associated with its telephone business to Cortelco Systems Holding Corporation ("Cortelco"). Under a manufacturing services agreement which expired in fiscal 1998, CMC provided manufacturing services to Cortelco on a turnkey basis with prices based on cost plus 8% for telephone products and cost plus 10% for telecommunications systems products. Included in net sales for fiscal 1999, 1998 and 1997 were sales to Cortelco totaling $25,221,000, $26,436,000 and $31,312,000, respectively. Total cost of sales for the same periods relating to these sales to Cortelco were $23,203,000, $24,321,000 and $28,807,000, respectively. CMC continues to provide services to Cortelco with prices negotiated on a per contract basis.

  In July of 1998, CMC converted certain accounts receivable from Cortelco totaling $2,000,000 into a note receivable. Under the terms of the note, Cortelco agrees to pay the balance over a three-year term with monthly payments of $50,000 plus interest. Interest accrues on the note at a rate of 9.0% per annum. CMC continues to provide credit for manufacturing services sold to Cortelco in the form of trade receivables.

  In connection with the August 1993 transfer of assets and related liabilities to Cortelco, CMC received preferred stock in Cortelco. The Cortelco preferred stock was non-voting, had a liquidation preference of $12.50 per share and entitled the Company to dividends which were non-cumulative until August 1995 and thereafter cumulative at $0.75 per share for each year in which Cortelco earned net income of $2.0 million or more. The Company could, subject to certain restrictions, require Cortelco to redeem the preferred stock, on a pro rata basis, over a five-year period beginning August 1999. The Company recorded the preferred stock at fair value, $5,884,000 in 1995, based on the discounted cash flow of the redemption requirements. The excess cost basis of the net assets over the fair value of the preferred shares received was recorded as a distribution of capital to CMC's stockholders.

  In March 1999, the Company consented to a restructuring of certain assets of Cortelco. In connection with this restructuring, Cortelco distributed common stock of Cortelco Systems, Inc. to its stockholders on a pro rata basis. Pursuant to this distribution, CMC received its pro rata share which was equal to 6,125,302 shares of common stock of Cortelco Systems.

  During the fourth quarter of 1999, Cortelco Systems effected a 1-for-10 reverse stock split. The Company's investment in Cortelco was 612,530 shares as a result of this stock split. Also in the fourth quarter of 1999, Cortelco Systems changed its corporate name to eOn Communications Corporation ("eOn") and filed a Form S-1 for the initial public offering of common stock.

  On February 4, 2000, eOn completed an initial public offering of its common stock and the Company sold 575,000 shares of common stock in eOn for approximately $6.4 million. The accounting for the gain on the sale of the eOn investment will be recorded in the fiscal 2000 financial statements.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

12. Operating Lease Commitments

  The Company leases various plant and office equipment under noncancelable operating leases expiring through 2007. Rent expense in fiscal 1999, 1998 and 1997 was approximately $17,628,000, $14,276,000 and $9,361,000, respectively.
The future minimum rental payments under these leases over the next five years are approximately as follows (in thousands):

                                                  Related-
                                                    Party       Other
                                                 Commitments Commitments  Total
                                                 ----------- ----------- -------
2000............................................   $  364      $19,109   $19,473
2001............................................      364       14,605    14,969
2002............................................      364       10,795    11,159
2003............................................      196        8,045     8,241
2004............................................      --         3,420     3,420
                                                   ------      -------   -------
  Total.........................................   $1,288      $55,974   $57,262
                                                   ======      =======   =======

  The Company has equipment lease lines of approximately $13.0 million available for purchases of manufacturing equipment, computer hardware and software and furniture.

13. Contingencies

  On June 15, 1999, we received written notice from legal counsel for the Lemelson Medical, Education & Research Foundation, Limited Partnership alleging that we were infringing certain patents held by the Lemelson Foundation Partnership and offering to license such patents to us. We entered into a perpetual patent license agreement with the Lemelson Foundation Partnership in February 2000.

  On February 27, 1998, the Company and several of the Company's officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the District of Massachusetts. The plaintiffs amended the complaint on October 16, 1998. The plaintiffs purport to represent a class of all persons who purchased or otherwise acquired our common stock in the period from April 17, 1997 through March 31, 1998. The amended complaint alleges, among other things, that the defendants knowingly made misstatements to the investing public about the value of the Company's inventory and the nature of its accounting practices. On December 15, 1998, the Company filed a motion to dismiss the case in its entirety based on the pleadings. The Company's motion to dismiss the purported securities class action lawsuit was granted without prejudice on May 27, 1999 and the case was closed by the court on June 1, 1999. On June 29, 1999, the plaintiffs filed a motion with the court seeking permission to file a second amended complaint. The Company opposed that motion. On July 13, 1999, the court denied the plaintiffs' motion to amend, noting "final judgment having entered in the case." On July 26, 1999, the plaintiffs filed a motion with the court asking the court to extend the 30-day period for filing an appeal of its ruling dismissing the case. The Company opposed that motion as well, and the court denied the motion on August 10, 1999. The plaintiffs have filed an appeal with the United States Court of Appeals for the First Circuit requesting that the Court of Appeals reverse each of the orders described above. The parties are currently briefing the issues before the Court of Appeals. The Company believes the claims asserted in this action, and the plaintiffs' pending appeal, are without merit and intends to continue to defend itself vigorously in this action. The Company further believes that this litigation will not have a material adverse effect on the Company's business and results of operations, although the Company cannot assure you as to the ultimate outcome of these matters.

  In December 1993, CMC Industries retained the services of a consultant to assist in quantifying the potential exposure to CMC in connection with clean-up and related costs of a former manufacturing site. This site is

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES commonly known as the ITT Telecommunications site in Milan, Tennessee. The consultant initially estimated that the cost to remove and dispose of the contaminated soil would be approximately $200,000. CMC subsequently entered into a voluntary agreement to investigate the site with the Tennessee Department of Environment and Conservation. In addition, CMC agreed to reimburse a tenant of the site $115,000 for expenditures previously incurred to investigate environmental conditions at the site. CMC recorded a total provision of $320,000 based on these estimates. In fiscal 1995, an environmental consultant estimated that the cost of a full study combined with short- and long-term remediation of the site may cost between $3.0 and $4.0 million. Subsequent environmental studies done in 1999 have estimated such costs as between $750,000 and $3.5 million. During CMC's fiscal 1996, the State of Tennessee's Department of Environment and Conservation named certain potentially responsible parties in relation to the former facility. CMC was not named as a potentially responsible party. However, Alcatel, Inc., a potentially responsible party named by the State of Tennessee's Department of Environment and Conversation and a former owner of CMC, sought indemnification from CMC under the purchase agreement by which CMC acquired the stock of one of the operators of the facility. To date, Alcatel has not filed any legal proceedings to enforce its indemnification claim. However, Alcatel could initiate such proceedings and other third parties could assert claims against us relating to remediation of the site. We have entered into an agreement with Alcatel pursuant to which the statute of limitations on its indemnification claim is tolled for a period of time. In the event any proceedings are initiated or any claims made, the Company would defend itself vigorously but defense or resolution of this matter could negatively impact the Company's financial position and results of operations.

  In connection with a fiscal 1996 staff reduction by CMC, a number of terminated employees subsequently claimed that CMC had engaged in age discrimination in their dismissal and sought damages of varying amounts. CMC defended the actual and threatened claims vigorously during fiscal 1998 incurring approximately $275,000 in legal costs over the course of the year. On August 6, 1998, a judgment was rendered in favor of one plaintiff, in the amount of $127,000 which CMC subsequently settled for $112,000. A second plaintiff's claim for $53,000 was filed and subsequently settled for $48,500. The Equal Employment Opportunity Commission ("EEOC") negotiated with CMC to reach a monetary settlement for other potential claimants. Without admitting any liability, CMC entered into a Conciliation Agreement with the EEOC and agreed to pay approximately $500,000 to settle all such claims and limit future litigation costs. As a result of these events and the significant ongoing costs to defend these claims, in October 1998, CMC concluded that its interest would be best served to settle all such matters. CMC reserved $975,000 to resolve all such claims, which represented its best estimate of funds to ultimately be paid to such claimants. This charge was recorded in CMC's fiscal year ended July 31, 1998.

  From time to time, the Company is also subject to claims or litigation incidental to its business. The Company does not believe that any incidental claims or litigation will have a material adverse effect on its results of operations.

14. Subsequent Event

  On March 15, 2000, the Company signed a pre-tender agreement (the "Agreement") to acquire GSS Array Technology Public Company Limited ("GSS Thailand"). As part of the Agreement, certain of GSS Thailand's principal shareholders have agreed to tender all their issued shares and outstanding options to the Company. GSS Thailand is a Thai-based contract electronics manufacturing company and is listed on the Stock Exchange of Thailand. The acquisition is subject to various closing conditions and is expected to close in the third quarter of fiscal 2000.

  Under the terms of the Agreement, GSS Thailand would be delisted from the Stock Exchange of Thailand and ACT would make a cash tender offer for all issued shares and outstanding options of GSS Thailand for

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES approximately $93.0 million in cash. Upon the closing of the acquisition, ACT would assume on-going relationships with GSS Thailand customers and will retain certain GSS Thailand management to support this additional operation.

15. Selected Quarterly Financial Data (unaudited):

  Summarized quarterly financial data are as follows (in thousands, except per share amounts):

                                                      1999 Quarters
                                           ------------------------------------
                                            First    Second   Third     Fourth
                                           -------- -------- --------  --------
Net sales................................. $145,947 $157,519 $180,105  $212,711
Gross profit..............................   10,436   11,060   14,822    18,108
Net income (loss).........................    1,850    1,028   (1,748)    5,104
Earnings (loss) per share:
  Basic...................................     0.14     0.08    (0.13)     0.35
  Diluted.................................     0.14     0.08    (0.13)     0.33
                                                      1998 Quarters
                                           ------------------------------------
                                            First    Second   Third     Fourth
                                           -------- -------- --------  --------
Net sales................................. $151,569 $162,604 $137,452  $140,859
Gross profit..............................    7,530    9,182    9,529     9,904
Net income................................      164    1,130    1,219       580
Earnings per share:
  Basic...................................     0.01     0.09     0.10      0.05
  Diluted.................................     0.01     0.09     0.09      0.04

  The Company's third quarter fiscal 1999 net loss includes $5,601,000 of non-tax deductible merger costs incurred in connection with the Company's merger with CMC.

                                   * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

  Anything herein to the contrary notwithstanding, in no event are the sections entitled "Stock Performance Graph" and "Compensation Committee and Stock Option Committee Report on Executive Compensation" to be incorporated by reference herein from the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the close of the fiscal year (the "Definitive Proxy Statement").

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Index To Consolidated Financial Statements

  The following Consolidated Financial Statements of the Registrant are filed as part of this report:
    Independent Auditors' Report
    Report of Independent Accountants
    Report of Independent Accountants
    Consolidated Balance Sheets as of December 31, 1999 and 1998
    Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997. Consolidated Statements of Comprehensive Income
    (Loss) for the years ended December 31, 1999, 1998 and 1997
    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997
    Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997
    Notes to Consolidated Financial Statements

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

(a)(3) Index to Exhibits

   Exhibit No.                            Description
   -----------                            -----------
      3.1(1)   --Second Restated Articles of Organization of the Company.

      3.2(2)   --Amended and Restated By-Laws of the Company.

      3.3(7)   --Articles of Amendment to the Second Restated Articles of
                Organization of the Company.

      4.1(2)   --Specimen certificate representing the Common Stock.

      4.2      --Second Restated Articles of Organization of the Company (see
                Exhibit 3.1).

      4.3      --Amended and Restated By-Laws of the Company (see Exhibit 3.2).

      4.4      --Articles of Amendment to the Second Restated Articles of
                Organization of the Company (see Exhibit 3.3).

     10.1(2)   --1995 Non-Employee Director Stock Option Plan.

     10.2(2)   --Stock Option Plan dated April 15, 1993.

     10.3(2)   --Stock Option Plan of Automated Component Technologies, Inc.
                dated April 15, 1993.

     10.4(2)   --Registration Rights Agreement dated February 8, 1995 by and among the Company, John A. Pino and certain other stockholders named therein.

     10.5(2)   --Lease dated April 1, 1985 between Re-Act Realty Trust and the
                Company, as amended by the First Amendment thereto dated
                October 25, 1988, the Second Amendment thereto dated August 4,
                1993 and the Third Amendment thereto dated February 7, 1995


   Exhibit No.                            Description
   -----------                            -----------
    10.6(2)    --Lease dated October 1, 1988 between Re-Act Realty Trust, as amended by the First Amendment thereto dated August 4, 1993 and the Second Amendment thereto dated February 7, 1995.

    10.7(2)    --Stock Purchase Agreement dated as of January 1, 1993 between
                Donald G. Polich, John A. Pino, the Company and Automated
                Component Technologies, Inc., as amended by the First Amendment dated February 8, 1995.

    10.8(2)    --Consulting Agreement dated as of August 4, 1993 between the
                Company and Re-Act Consulting as amended by the First Amendment thereto dated February 8, 1995.
    10.9(2)    --Consulting Agreement dated as of August 4, 1993 between
                Automated Component Technologies, Inc. and Re-Act Consulting as
                amended by the First Amendment thereto dated February 8, 1995.
    10.10(2)   --Noncompetition Agreement dated as of January 1, 1993 between the Company, John A. Pino and Donald G. Polich.
    10.11(2)   --Noncompetition Agreement dated as of January 1, 1993 between
                Automated Component Technologies, Inc., John A. Pino and Donald
                G. Polich as amended by the First Amendment thereto dated
                February 8, 1995.
    10.12(2)   --Letter Agreement dated as of January 1, 1993 from the Company and Automated Component Technologies, Inc. to Donald G. Polich,
                as amended by the First Amendment thereto dated February 8,
                1995.
    10.13(3)   --Lease dated January 31, 1996 between Mansfield/Forbes Ltd.
                Partnership and the Company.
    10.14(4)   --Split-Dollar Life Insurance Agreement Dated September 5, 1996
                by and between the John A. Pino and Janet M. Pino Family
                Maintenance Trust and the Company.
    10.15(5)   --Lease Agreement dated May 26, 1998 between Highwoods/Forsyth
                Limited Partnership and ACT Manufacturing, Inc.
    10.16(6)   --Share Pledge Agreement dated October 14, 1998 between the
                Company and The Chase Manhattan Bank, as agent.
    10.17(6)   --ISDA Master Agreement dated October 14, 1998 between the
                Company and The Chase Manhattan Bank.
    10.18(6)   --Stock Purchase Agreement dated October 13, 1998 between the
                Company and Advanced Component Technologies Limited.
    10.19(6)   --Subordinated Loan Agreement dated October 13, 1998 between the
                Company and Advanced Component Technologies Limited.
    10.20(6)   --Restated Second Amendment to Agreement of Lease dated November
                6, 1998 between the Company and John A. Pino, Trustee of Re-Act
                Realty Trust.
    10.21(6)   --Restated Lease Amendment and Third Amendment to Agreement of
                Lease dated November 6, 1998 between the Company and John A.
                Pino, Trustee of Re-Act Realty Trust.
    10.22(6)   --Letter Agreement dated October 14, 1998 between the Company and BancBoston Leasing.
    10.23(6)   --Letter Agreement dated October 14, 1998 between the Company and Citizens Leasing.
    10.24(8)   --Development Agreement dated August 18, 1997 between Citiwest
                Limited, SignMax Limited and ACT Manufacturing, Inc.
    10.25(8)   --Option Agreement dated August 18, 1997 between Citiwest
                Limited, SignMax Limited and ACT Manufacturing, Inc.
    10.26(8)   --Lease Agreement dated August 18, 1997 between Irish Life
                Assurance PLC, SignMax Limited and ACT Manufacturing, Inc.

   Exhibit No.                            Description
   -----------                            -----------
    10.27(8)   --Agreement dated May 25, 1998 between Industrial Development
                Agency (Ireland) and Advanced Component Technologies Limited.
    10.28(8)   --Master Lease Agreement dated February 22, 1999 between Heller
                Financial Leasing, Inc. and the Company.
    10.29(8)   --Lease Agreement dated February 26, 1999 between Amplicon, Inc.
                and the Company.
    10.30(9)   --Global Master Rental Agreement dated May 1, 1998 between the
                Company and Comdisco, Inc.
    10.31(7)   --Amended and Restated 1995 Stock Plan.
    10.32(7)   --Amended and Restated 1990 Equity Incentive Plan (assumed from
                CMC Industries, Inc.)
    10.33(10)  --Amended and Restated Credit Agreement dated July 29, 1999 between the Company, CMC Industries, Inc., ACT Manufacturing
                Securities Corporation and The Chase Manhattan Bank, as agent.
    10.34(10)  --Revolving Credit Note from the Company and CMC Industries,
                Inc. in favor of National Bank of Canada.
    10.35(10)  --Revolving Credit Note from the Company and CMC Industries,
                Inc. in favor of The Chase Manhattan Bank.
    10.36(10)  --Revolving Credit Note from the Company and CMC Industries,
                Inc. in favor of Firstar Bank, N.A.
    10.37(10)  --Revolving Credit Note from the Company and CMC Industries,
                Inc. in favor of IBJ Whitehall Business Credit Corporation.
    10.38(10)  --Revolving Credit Note from the Company and CMC Industries,
                Inc. in favor of The Provident Bank.
    10.39(10)  --Revolving Credit Note from the Company and CMC Industries,
                Inc. in favor of Sovereign Bank.
    10.40(10)  --Term Note from the Company and CMC Industries, Inc. in favor of National Bank of Canada.
    10.41(10)  --Term Note from the Company and CMC Industries, Inc. in favor of The Chase Manhattan Bank.
    10.42(10)  --Term Note from the Company and CMC Industries, Inc. in favor of Firstar Bank, N.A.
    10.43(10)  --Term Note from the Company and CMC Industries, Inc. in favor of IBJ Whitehall Business Credit Corporation.
    10.44(10)  --Term Note from the Company and CMC Industries, Inc. in favor of The Provident Bank.
    10.45(10)  --Term Note from the Company and CMC Industries, Inc. in favor of Sovereign Bank.
    10.46(10)  --Amended and Restated Security Agreement dated July 29, 1999 between the Company, CMC Industries, Inc., ACT Manufacturing
                Securities Corporation and The Chase Manhattan Bank, as agent.
    10.47(10)  --Amended and Restated Pledge Agreement dated July 29, 1999 between the Company, CMC Industries, Inc. and The Chase
                Manhattan Bank, as agent.
    10.48(10)  --Mexican Stock Pledge Agreement dated July 29, 1999 between the
                Company, CMC Industries, Inc., and The Chase Manhattan Bank, as
                agent.
    10.49(11)  --Employment Agreement dated as of July 29, 1999 between the
                Company and Jack O'Rear.
    10.50*     --Lease Agreement dated February 22, 1999 between the Company and American Technologies Credit, Inc.
    10.51*     --Master Lease Agreement dated April 30, 1999 between the
                Company and General Electric Capital Corporation.
    10.52*     --Second Assignment of Sublease dated December 17, 1999 between the Company and Mack Technologies, Inc.

   Exhibit No.                          Description
   -----------                          -----------
    10.53*     --Sublease Agreement dated October 16, 1992 between Loral
                Infrared & Imaging Systems, Inc. and Stratus Computer, Inc.
    10.54*     --Lease dated March 15, 2000 between the Company and Mission
                West Properties, L.P.
    11.1*      --Statement re: computation of earnings per share.
    21.1(11)   --Subsidiaries of Registrant.
    23.1*      --Consent of Deloitte & Touche LLP.
    24.1       --Power of Attorney (see Page 62 of this Form 10-K).
    27.1*      --Financial Data Schedule--Fiscal Year 1999.

--------
 (1) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
 (2) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-89532), as amended.
 (3) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
 (4) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.
 (5) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
 (6) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.
 (7) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 (File No. 333-84231).
 (8) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
 (9) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(10) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.
(11) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999.
  * Filed herewith.

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

                                          ACT Manufacturing, Inc.

Date:  March 28, 2000                               /s/ John A. Pino
                                          By: _________________________________
                                                      John A. Pino
                                              President and Chief Executive
                                                         Officer

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

              Signature                          Title                      Date
              ---------                          -----                      ----
           /s/ John A. Pino            President, Chief Executive      March 28, 2000
 _____________________________________  Officer and Director
             John A. Pino               (Principal Executive
                                        Officer)
         /s/ Jeffrey B. Lavin          Vice President of Finance       March 28, 2000
 _____________________________________  and Chief Financial
           Jeffrey B. Lavin             Officer (Principal
                                        Financial and Accounting
                                        Officer)
         /s/ Edward T. Cuddy           Director                        March 28, 2000
 _____________________________________
            Edward T. Cuddy
         /s/ Bruce R. Gardner          Director                        March 28, 2000
 _____________________________________
           Bruce R. Gardner
         /s/ Frederick Gibbs           Director                        March 28, 2000
 _____________________________________
            Frederick Gibbs
           /s/ David S. Lee            Director                        March 28, 2000
 _____________________________________
             David S. Lee
         /s/ Donald G. Polich          Director                        March 28, 2000
 _____________________________________
           Donald G. Polich

                                  SCHEDULE II

                            ACT MANUFACTURING, INC.

                 Valuation and Qualifying Accounts and Reserves
              For the years ended December 31, 1999, 1998 and 1997

                                           Additions
                                Balance    Charged to                 Balance
                              at Beginning Costs and  Deductions and  at End
                               of Period    Expenses   Adjustments   of Period
                              ------------ ---------- -------------- ---------
                                               (in thousands)
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS:
For the year ended December
 31, 1997....................    $ 751       $1,805       $ 451       $ 2,105
For the year ended December
 31, 1998....................    2,105        1,945       2,817         1,233
For the year ended December
 31, 1999....................    1,233        3,957       2,251         2,939

INVENTORY RESERVE:
For the year ended December
 31, 1997....................    5,859        1,181       4,296         2,744
For the year ended December
 31, 1998....................    2,744          845         946         2,643
For the year ended December
 31, 1999....................    2,643          204         675         2,172