Form 10-Q
period 2000-03-31
ACT MANUFACTURING INC
filed 2000-05-15
CIK 937971

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   ___________

                                   FORM 10-Q


          [x]  Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 2000

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Transition Period From _____ To _____

                        Commission File Number: 0-25560

                            ACT Manufacturing, Inc.
                            ------------------------
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

Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock                                          16,703,269 Shares
-----------------                                 -----------------------------
    (Class)                                       (Outstanding on May 11, 2000)

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION

ITEM 1--Financial Statements:

Condensed Consolidated Statements of Operations for
the three months ended March 31, 2000 and 1999.........................     3

Consolidated Statements of Comprehensive Income for
the three months ended March 31, 2000 and 1999.........................     3

Condensed Consolidated Balance Sheets as of
March 31, 2000 and December 31, 1999...................................     4

Condensed Consolidated Statements of Cash Flows for
the three months ended March 31, 2000 and 1999.........................     5

Notes to Condensed Consolidated Financial Statements...................     6

ITEM 2--Management's Discussion and Analysis of Financial Condition
and Results of Operations..............................................    10

ITEM 3--Quantitative and Qualitative Disclosures about Market Risk.....    24

PART II.   OTHER INFORMATION

ITEM 6--Exhibits and Reports on Form 8-K...............................    25

Signatures.............................................................    26

Exhibit Index..........................................................    27

                        PART I.   FINANCIAL INFORMATION

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED--IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       Three Months Ended March 31,
                                                       ---------------------------
                                                              2000          1999
                                                          --------      --------
Net sales ..........................................      $229,088      $145,947
                                                          --------      --------
Cost of goods sold .................................       209,089       135,511
                                                          --------      --------
Gross profit .......................................        19,999        10,436

Selling, general and administrative expenses........         9,323         6,314
                                                          --------      --------
Operating income....................................        10,676         4,122
Interest and other expense, net.....................           593         1,030
                                                          --------      --------
Income before provision for income taxes............        10,083         3,092

Provision for income taxes..........................         3,933         1,242
                                                          --------      --------
Net income..........................................      $  6,150      $  1,850
                                                          ========      ========
Basic net income per common share...................      $   0.37      $   0.14
                                                          ========      ========
Diluted net income per common share.................      $   0.35      $   0.14
                                                          ========      ========

Weighted average shares outstanding--basic..........        16,546        12,881
Weighted average shares outstanding--diluted........        17,645        13,384



                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (unaudited--in thousands)


                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       2000          1999
                                                       ----          ----

Net income.........................................  $6,150         $1,850

Other comprehensive (loss) income:
   Foreign currency translation adjustment ........    (176)           127
                                                     ------         ------
Comprehensive income ..............................  $5,974         $1,977
                                                     ======         ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                        (UNAUDITED)
                                                       MARCH 31, 2000  DECEMBER 31, 1999
                                                       --------------  -----------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..........................    $   6,290     $   4,558
  Accounts receivable, net ...........................      189,398       160,830
  Inventory ..........................................      200,154       171,762
  Deferred tax asset .................................        1,252         1,252
  Prepaid expenses and other assets ..................        5,599         2,925
                                                          ---------     ---------
     Total current assets ............................      402,693       341,327

PROPERTY AND EQUIPMENT--Net ..........................       37,139        38,047
INVESTMENT IN AND ADVANCE TO AFFILIATE ...............          762         6,434
GOODWILL--Net ........................................       10,098        10,334
OTHER ASSETS--Net ...................................         8,307         6,184
                                                          ---------     ---------
     TOTAL ...........................................    $ 458,999     $ 402,326
                                                          =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt and
    other liabilities ................................    $   5,013     $   4,097
  Accounts payable ...................................      157,593       153,764
  Accrued compensation and related taxes .............        5,256         3,769
  Deferred tax liability .............................          253           253
  Accrued expenses and other .........................        7,366         9,024
                                                          ---------     ---------
     Total current liabilities .......................      175,481       170,907

LONG-TERM DEBT--Less current portion .................       92,292        46,933
DEFERRED TAX LIABILITY ...............................        2,735         2,735
OTHER LONG-TERM LIABILITIES ..........................        2,816         3,622
CONTINGENCIES (Note 8) ...............................
STOCKHOLDERS' EQUITY:
  Common stock .......................................          167           165
  Additional paid-in capital .........................      159,457       157,887
  Accumulated other comprehensive loss ...............         (813)         (637)
  Retained earnings ..................................       26,864        20,714
                                                          ---------     ---------
     Total stockholders' equity ......................      185,675       178,129
                                                          ---------     ---------
TOTAL ................................................    $ 458,999     $ 402,326
                                                          =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)



                                                                                     Three Months
                                                                                    Ended March 31,
                                                                                  -------------------
                                                                                    2000         1999
                                                                                  --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................................    $  6,150     $ 1,850
  Adjustments to reconcile net income to net cash used for operating activities:
     Depreciation and amortization ...........................................       2,193       1,877
     Gain on the sale of investment in affiliate..............................        (894)         --
     Increase (decrease) increase in cash from:
        Accounts receivable ..................................................     (28,662)     (3,343)
        Inventory ............................................................     (28,479)      6,401
        Prepaid expenses and other assets ....................................      (2,674)        871
        Accounts payable .....................................................       3,829      (9,731)
        Accrued expenses and other ...........................................        (171)     (1,038)
                                                                                  --------     -------
          Net cash used for operating activities .............................     (48,708)     (3,113)
                                                                                  --------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment ......................................      (1,184)     (1,942)
  Proceeds from the sale of investment in affiliate ..........................       6,417          --
  Increase in other assets ...................................................      (2,124)         (3)
                                                                                  --------     -------
          Net cash provided by (used for) investing activities ...............       3,109      (1,945)
                                                                                  --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under line-of-credit agreements .............................      45,734       1,174
  Repayments on term loan ....................................................        (250)         --
  Decrease in other liabilities ..............................................         (15)       (517)
  Net proceeds from sale of stock ............................................       1,572         739
                                                                                  --------     -------
          Net cash provided by financing activities ..........................      47,041       1,396
                                                                                  --------     -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS ......................         290          43

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................       1,732      (3,619)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .................................       4,558       6,406
                                                                                  --------     -------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................    $  6,290     $ 2,787
                                                                                  ========     =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES

     The unaudited interim condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management are of a normal recurring nature, necessary to fairly state ACT Manufacturing, Inc. and subsidiaries' (the "Company") financial position, cash flows and the results of operations for the periods presented and have been prepared on a basis substantially consistent with the audited consolidated financial statements.

     The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the period ending December 31, 1999 filed with the Securities and Exchange Commission.

2.  PENDING ACQUISITION

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

     Under the terms of the Agreement, GSS Thailand would be delisted from the Stock Exchange of Thailand and ACT would then make a cash tender offer for all issued shares and outstanding options of GSS Thailand for approximately $93.3 million in cash. Upon the closing of the acquisition, ACT would assume on-going relationships with GSS Thailand customers and will retain certain GSS Thailand management to support this additional operation.

     On April 28, 2000, approximately 84% of GSS Thailand shareholders voted to delist their company from the Stock Exchange of Thailand in a general shareholder meeting.

3.  BANK FINANCING

     On July 29, 1999, the Company executed an Amended and Restated Credit Agreement for a new $107.0 million Senior Secured Credit Facility ("Credit Facility") with a group of banks led by The Chase Manhattan Bank as agent ("Agent") to replace the Company's previous credit facilities with the banks. This new Credit Facility provides for a $7.0 million, five-year Term Loan ("Term Loan") and a $100.0 million five-year Line of Credit ("Revolving Credit Facility"), both of which are secured by substantially all of the assets of the Company. At March 31, 2000, $87.0 million of the Credit Facility was utilized and an additional $13.0 million was available for use based upon the applicable borrowing base and the full term loan was utilized. At March 31, 2000, the interest rate on the $7.0 million term loan was 7.89% and the rate on the line of credit was 8.75%. The Term Loan shall amortize at a rate of $1.0 million per year for the first year and $1.5 million per year for years two through five. The Revolving Credit Facility provides for borrowings up to an aggregate amount of $100.0 million, limited to a certain percentage of qualified accounts receivable and qualified inventory. Interest is payable monthly. For the Term Loan, the Company may choose an interest rate of either
  (i) 2.5% above the prevailing London Interbank Offering rate ("LIBOR"), or
  (ii) 0.5% above the prime rate as announced by the Agent. For the Revolving Credit Facility the Company may choose an interest rate of either (i) 2.25% above the prevailing LIBOR rate, or (ii) 0.25% above the prime rate as announced by the Agent. In addition to certain other prohibited actions, the Credit Facility limits capital expenditures by the Company and prohibits the payment of cash dividends on the Company's common stock. The Credit Facility requires the Company to maintain certain minimum fixed charge coverage ratios and maximum leverage ratios. Outstanding borrowings under the Credit Facility are secured primarily by the Company's accounts receivable, inventories, machinery and equipment.

4.    INVENTORY

     Inventory consisted of the following at the dates indicated (in thousands):

                                                 March 31,       December 31,
                                                   2000              1999
                                                 --------        -----------
  Raw material .............................      $165,096         $125,869
  Work in process ..........................        33,386           42,039
  Finished goods ...........................         1,672            3,854
                                                  --------         --------
     Total .................................      $200,154         $171,762
                                                  ========         ========


5.    NET INCOME PER COMMON SHARE

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

     A reconciliation of net income per common share and the weighted average shares used in the earnings per share ("EPS") calculations for the periods indicated is as follows (in thousands, except per share data):

                                        Net income      Shares        Per Share
                                        (Numerator)   (Denominator)     Amount
                                        -----------   -------------   ---------
Three Months Ended March 31, 2000
      Basic ........................      $6,150          16,546       $ 0.37
                                          ======
      Effect of stock options                              1,099        (0.02)
                                                          ------       ------
      Diluted ......................      $6,150          17,645       $ 0.35
                                          ======          ======       ======

Three Months Ended March 31, 1999
      Basic ........................      $1,850          12,881       $ 0.14
                                          ======
      Effect of stock options ......                         503           --
                                                          ------       ------
      Diluted ......................      $1,850          13,384       $ 0.14
                                          ======          ======       ======

     All outstanding options to purchase common stock were included in the computation of diluted EPS at March 31, 2000.

6.    OPERATING DATA

     The Company operates within a single segment of the electronics manufacturing services industry. The Company organizes itself as one segment reporting to the Company's chief decision maker.

     A summary of the principal service offerings' net sales for the three months ended March 31, 2000 and 1999 is as follows (in thousands):

                                             Three Months Ended
                                                   March 31,
                                          -------------------------
                                            2000             1999
                                          --------         --------

Printed circuit boards ............       $220,431         $137,981
Cable and harness..................          8,657            7,966
                                          --------         --------
         Total.....................       $229,088         $145,947
                                          ========         ========

7.    RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARD

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

8.  CONTINGENCIES

     On February 27, 1998, our company and several of our officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the District of Massachusetts. The plaintiffs amended the complaint on October 16, 1998. The plaintiffs purport to represent a class of all persons who purchased or otherwise acquired our common stock in the period from April 17, 1997 through March 31, 1998. The amended complaint alleges, among other things, that the defendants knowingly made misstatements to the investing public about the value of our inventory and the nature of our accounting practices. On December 15, 1998, we filed a motion to dismiss the case in its entirety based on the pleadings. Our motion to dismiss was granted without prejudice on May 27, 1999 and the case was closed by the court on June 1, 1999. On June 29, 1999, the plaintiffs filed a motion with the court seeking permission to file a second amended complaint. We opposed that motion. On July 13, 1999, the court denied the plaintiffs' motion to amend, noting "final judgment having entered the case." On July 26, 1999, the plaintiffs filed a motion with the court asking the court to extend the 30-day period for filing an appeal of its ruling dismissing the case. We opposed that motion as well, and the court denied the motion on August 10, 1999. The plaintiffs filed an appeal with the United States Court of Appeals for the First Circuit requesting that the Court of Appeals reverse each of the orders described above. In an opinion dated May 5, 2000, the Court of Appeals affirmed in all respects the orders of the District Court that the plaintiffs had appealed.

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

     On June 15, 1999, we received written notice from legal counsel for the Lemelson Medical, Education & Research Foundation, Limited Partnership alleging that we are infringing certain patents held by the Lemelson Foundation Partnership and offering to license such patents to us. We entered into a patent license agreement with the Lemelson Foundation Partnership in February 2000.

     From time to time, we are also subject to claims or litigation incidental to our business. We do not believe that any incidental claims or litigation will have a material adverse effect on our results of operations.

9.  SUBSEQUENT EVENTS

     In April and May 2000, the Company received net proceeds of approximately $95.6 million from the sale of 7% Convertible Subordinated Notes due April 15, 2007 (the "Notes") in a private placement. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all the Company's existing and future senior indebtedness. Interest payments are due on the Notes on April 15 and October 15 of each year. The proceeds of this convertible debt offering are intended to fund the acquisition of GSS Thailand. Until allocated for specific use, the net proceeds from this offering have been invested in short-term, interest-bearing, investment grade securities.

     Effective May 12, 2000, the Credit Facility was amended to increase the amount available under the Revolving Credit Facility to $125.0 million. All of the terms of the agreement as described in Note 3 remain unchanged.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Quarterly Report on Form 10-Q, including the following discussions, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Quarterly Report on Form 10-Q, including under "Cautionary Statements." You should read the following discussion and analysis together with our condensed consolidated financial statements for the periods specified and the related notes included herein. Further reference should be made to our Annual Report on Form 10-K for the period ended December 31, 1999.


OVERVIEW

  We are a leading provider of value-added electronics manufacturing services to original equipment manufacturers ("OEMs") in the networking and telecommunications, computer and industrial and medical equipment markets. We provide OEMs with complex printed circuit board assembly, primarily utilizing advanced surface mount technology, electro-mechanical sub-assembly, total system assembly and integration, and mechanical and molded cable and harness assembly. We target and have developed a particular expertise in serving emerging and established OEMs who require moderate volume production runs of complex, leading-edge commercial market applications. These applications are generally characterized by multiple configurations and high printed circuit board densities. As a result, they generally require technologically-advanced and flexible manufacturing as well as a high degree of other value-added services. As an integral part of our offerings to customers, we provide the following value-added services: new product introduction services, advanced manufacturing and test engineering, flexible materials management, comprehensive test services, product diagnostics and repair, packaging, order fulfillment and distribution services.

  We currently manufacture at ten facilities having an aggregate of approximately 1.0 million square feet. Of our leased manufacturing facilities, five of the facilities are located in Massachusetts and one facility is located in each of Santa Clara, California; Lawrenceville, Georgia; Corinth, Mississippi; and Dublin, Ireland. We also own a 4.4-acre tract of land and a 110,000 square foot manufacturing facility on that property in Hermosillo, Mexico. All of our manufacturing facilities have been certified to the ISO 9002 international quality standard, except our Corinth, Mississippi facility which has been certified to the ISO 9001 international quality standard. We commenced operations in a 126,000 square foot, newly leased facility in Massachusetts in the first quarter of 2000. This new facility has not been certified to the ISO 9001 or 9002 international quality standards, although we expect that it will be certified in the near future. We have signed a lease for a new 202,000 square foot facility in San Jose, California that is under construction. We plan to move our existing Santa Clara operations and equipment to this new facility. We expect to begin operating in this new facility in the fourth quarter of 2000. Our facilities contained 54 surface mount technology lines at March 31, 2000.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AND 1999

   Our net sales increased $83.1 million or 57.0% to $229.1 million for the three-month period ended March 31, 2000 compared with $146.0 million for the comparable period in 1999. The increase was attributable principally to a net expansion of business in our printed circuit board assembly service offering of $82.5 million from existing customers as well as new customers in the networking and telecommunications market.

   Net sales in the printed circuit board assembly service offering (including value-added services such as system integration, test, repair and order fulfillment) as a percentage of net sales was approximately 96% for the three month period ended March 31, 2000 compared to approximately 95% for the comparable period in 1999. Net sales in the cable and harness assembly service offering accounted for approximately 4% of net sales for the three-month period ended March 31, 2000 compared to approximately 5% of net sales for the comparable period in 1999.

   Gross profit increased $9.6 million or 91.6% to $20.0 million for the three months ended March 31, 2000 compared with $10.4 million for the comparable period in 1999. Gross profit as a percentage of net sales ("gross margin") increased to 8.7% for the three months ended March 31, 2000 from 7.1% for the three months ended March 31, 1999. This increase was primarily attributable to growth in our sales volume, an increase in sales with higher margins and an increase in absorption of overhead in our Mexican and Massachusetts facilities.

   Selling, general and administrative ("SG&A") expenses increased $3.0 million or 47.7% to $9.3 million, or 4.1% of net sales, for the three months ended March 31, 2000 compared with $6.3 million, or 4.3% of net sales, for the three months ended March 31, 1999. SG&A expenses increased primarily to support the larger revenue base and anticipated growth in fiscal year 2000.

   Operating income increased $6.6 million to $10.7 million, or 4.7% of net sales, for the three months ended March 31, 2000 compared with operating income of $4.1 million, or 2.8% of net sales, for the comparable period in 1999 as a result of the above factors.

   Interest and other expense, net decreased 42.4% to $0.6 million for the three months ended March 31, 2000 compared to $1.0 million for the three months ended March 31, 1999. Included in our interest and other expense, net balance for the three months ended March 31, 2000 was a $0.9 million gain in the partial sale of our investment in eOn Communications (formerly Cortelco), a related party. Excluding the eOn gain, interest and other expense, net increased $0.5 million or 44.2% to $1.5 million. This increase was due primarily to higher average working capital requirements resulting in a higher average loan balance for the three-month period ended March 31, 2000.

   We recorded a provision for income taxes of $3.9 million and $1.2 million for the three months ended March 31, 2000 and 1999, respectively. The Company provided for income taxes using a 39% and 40% effective tax rate for the three-month period ended March 31, 2000 and 1999, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

   We had working capital of $227.2 million at March 31, 2000 compared with $170.4 million at December 31, 1999. Operating activities used $48.7 million of cash for the first three months of 2000 compared with cash used for operations of $3.1 million for the comparable period in 1999. The primary use of cash for operating activities for the three-month period ended March 31, 2000 was an increase in both inventory and accounts receivable. Inventory increased $28.5 million to $200.1 million and accounts receivable increased $28.7 million to $189.4 million at March 31, 2000. The increase in inventory and accounts receivable are the results of continued sequential quarterly revenue growth. In addition, the increase in inventory is also attributable to purchasing strategies to prevent shortages of key components and reflect inventory requirements to support second quarter 2000 customer demand.

  We have a $107.0 million Senior Secured Credit Facility with a group of banks led by The Chase Manhattan Bank as agent to replace our previous credit facilities with the banks. This new credit facility provides for a $7.0 million, five-year term loan and a $100.0 million five-year line of credit, both of which are secured by substantially all of our assets. At March 31, 2000, $87.0 million of the credit facility was utilized and an additional $13.0 million was available for use based upon the applicable borrowing base and the full term loan was utilized. At March 31, 2000, the interest rate on the $7.0 million term loan was 7.89% and the rate on the line of credit was 8.75%. The term loan amortizes at a rate of $1.0 million per year for the first year and $1.5 million per year for years two through five. We made $0.3 million in principal payments on the term loan in 2000. The credit facility also provides for borrowings up to an aggregate amount of $100.0 million, limited to a certain percentage of qualified accounts receivable and qualified inventory. Interest is payable monthly. For the term loan, we may choose an interest rate of either (i) 2.5% above the prevailing London Interbank Offering rate ("LIBOR"), or (ii) 0.5% above the prime rate as announced by the Agent. For the revolving credit facility, we may choose an interest rate of either (i) 2.25% above the prevailing LIBOR rate, or (ii) 0.25% above the prime rate as announced by the Agent. In addition to certain other prohibited actions, the credit facility also limits capital expenditures and prohibits the payment of cash dividends on our common stock. The credit facility requires us to maintain certain minimum fixed charge coverage ratios and maximum leverage ratios. Effective May 12, 2000, the credit facility was amended to increase the amount available under the revolving credit facility to $125.0 million.

   We were party to a $17.0 million interest swap in order to fix the interest rate on a portion of our outstanding borrowings. The swap agreement provided for payments by us at a fixed rate of interest of 6.76% and would have matured on October 19, 2001. We terminated the swap agreement on March 24, 2000, without penalty.

   We sold 575,000 shares of common stock of eOn Communications (formerly Cortelco), a related party, for net proceeds of approximately $6.4 million in the first quarter of 2000. We recognized a gain on this sale of approximately $0.9 million.

   Capital expenditures of approximately $1.2 million for the three months ended March 31, 2000 were primarily for the acquisition of equipment related to our operations.

   We lease a manufacturing facility and certain equipment and computer software used in our manufacturing operations under capital lease agreements that expire through 2003.

   As of March 31, 2000, we had equipment lease lines of approximately $6.9 million available for purchases of manufacturing equipment, computer hardware and software and furniture.

   In April and May 2000, we received net proceeds of approximately $95.6 million from the sale of 7% Convertible Subordinated Notes due April 15, 2007 in a private placement. Interest payments are due on these Notes on April 15 and October 15 of each year. Until allocated for specific use, the net proceeds of this offering have been invested in short-term, interest-bearing, investment grade securities.

   Our need for, cost of and access to funds are dependent in the long-term on our future operating results as well as conditions external to us. We may require additional capital to finance further acquisitions or other enhancements to or expansion of our manufacturing capacity. Although no assurance can be given that any additional financing will be available on terms satisfactory to us, we may seek additional funds from time to time through public or private debt or equity offerings or through further bank borrowings or equipment lease financing. We believe that our current sources of liquidity are adequate to support our anticipated liquidity needs for the next twelve months.

YEAR 2000 READINESS DISCLOSURE STATEMENT

   We have not experienced any material disruption in our operations as a result of the Year 2000 issue, although it is possible that we could still experience such a disruption. We incurred approximately $0.5 million in costs in assessing and correcting our internal hardware, software, equipment and embedded technology in fiscal 1999. We used our working capital and available lease liens to fund our Year 2000 project costs.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARD

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


CAUTIONARY STATEMENTS

   The Private Securities Litigation Reform Act of 1995 (the "Act") contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information which involve risks and uncertainties. Any statements in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements. The following cautionary statements should be considered carefully in evaluating the Company and its business. The factors discussed in these cautionary statements, among other factors, could cause actual results to differ materially from those contained in the forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. In that event, the market price of our common stock could decline. These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the safe harbor provisions of the Act.

WE MAY NOT CLOSE THE ACQUISITION OF GSS THAILAND.

  Our obligation to launch the tender offer for all issued shares and outstanding options of GSS Thailand is conditioned on, among other things:

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

 .   no material breach of the Pre-Tender Agreement;

 .   no material adverse change in the business, condition (financial or otherwise) or results of operations of GSS Thailand and/or reduction in the value and/or assets of GSS Thailand (excluding changes occasioned by (i) events affecting the contract electronic manufacturing industry as a whole and (ii) fluctuations in the baht/U.S. dollar exchange rate); and

 .   no proposal or offer for a tender offer for the shares of GSS Thailand which is publicly announced and, in the judgment of the board of directors of GSS Thailand, would result in a transaction more favorable to the shareholders than the ACT offer, which causes GSS Thailand's board to withdraw or adversely modify its recommendations to the shareholders and optionholders for the delisting of the shares and the acceptance of the tender offer.

  If the conditions set forth above are satisfied and the Stock Exchange of Thailand accepts the delisting application of GSS Thailand, we will be required to commence our tender offer for all issued shares and outstanding options of GSS Thailand at the price per share set forth in the Pre-Tender Agreement, and may not terminate our offer or lower the purchase price for any reason, including due to adverse developments in the business, condition or results of operations of GSS Thailand or otherwise. As part of the Pre-Tender Agreement, holders of approximately 23% of GSS Thailand's issued shares agreed to tender their shares and options in ACT's tender offer.

  Alternatively, we have the option to make the cash tender offer prior to or independently of the delisting of GSS Thailand from the Stock Exchange of Thailand, which would be conditioned only on the tender of a majority of the shares outstanding. Under this alternative, once a majority of shares are tendered, we may not terminate our offer for any reason. While we plan to make a tender offer for all issued shares and outstanding options, we cannot force any non-tendering shareholder to exchange GSS Thailand shares or options for the tender offer price, and accordingly a minority interest could likely exist following the closing. This minority interest would result in our not receiving the full benefit of ownership of the GSS Thailand operations.

  We cannot assure you that the conditions set forth above will be satisfied or that we will consummate the acquisition of GSS Thailand on a timely basis or at all. Even if we consummate the GSS Thailand acquisition, we may not realize any of the anticipated benefits of the acquisition. In addition, the tender offer price per share and option is fixed in Thai baht, and we have not and may not hedge any currency exposure to fluctuations in the baht/dollar exchange rate.

ADDITIONAL BENEFITS FROM THE MERGER WITH CMC INDUSTRIES MAY NOT OCCUR.

  We completed the merger with CMC Industries in July 1999 with the expectation that the merger would result in certain benefits, including:

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

  We may not realize all of the additional expected benefits of the merger. Integrating CMC's operations and personnel with our business has been and continues to be a complex and difficult process. Achieving the benefits of the merger will depend upon the successful integration of CMC's business in an efficient and timely manner. The integration of CMC with our operations could require additional costs and expenses as well as demands on management personnel. The diversion of the attention of our management and any difficulties encountered in the process of combining our companies could cause the disruption of, or a loss of momentum in, our activities.

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

OUR BUSINESS MAY SUFFER IF THE NETWORKING AND TELECOMMUNICATIONS SEGMENTS OF THE ELECTRONICS INDUSTRY FAIL TO GROW AND EVOLVE.

  Our customer base has historically been concentrated in a limited number of segments within the electronics industry. Net sales to customers within the networking and telecommunications segments accounted for approximately 77% of our net sales for the three months ended March 31, 2000, 66% in fiscal 1999 and 58% in fiscal 1998. Developments adverse to these industry segments could materially and negatively impact us. These industry segments, and the electronics industry as a whole, experience:

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

THE LOSS OF MAJOR CUSTOMERS COULD ADVERSELY AFFECT US.

  We depend on a small number of customers for a significant portion of our business. Our four largest customers accounted for approximately 50% of our net
sales for the three months ended March 31, 2000.   For the period, Nortel
Networks (formerly Bay Networks and Aptis Communications) and Efficient Networks, Inc. each accounted for 10% or more of our net sales (20% and 16%, respectively).

  Customers representing 10% or more of our net sales in fiscal 1999 were Nortel Networks and S-3 Incorporated (formerly Diamond Multimedia) with 15% and 13%, respectively, as compared to Nortel Networks and Micron Electronics, each with approximately 12% of our fiscal 1998 net sales. The timing and level of orders from our customers varies substantially from period to period. The historic level of net sales we have received from a specific customer in one particular period is not necessarily indicative of net sales we may receive from that customer in any future period.

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

OPERATING IN FOREIGN COUNTRIES EXPOSES US TO INCREASED RISKS.

  We acquired in fiscal 1997, and then subsequently expanded in fiscal 1998, operations in Dublin, Ireland. As a result of our merger with CMC, we acquired operations in Hermosillo, Mexico and a procurement office in Taiwan. We expect to expand into other international regions. We have limited experience in managing geographically dispersed operations and in operating in Europe, Mexico or Asia. We also purchase a significant number of components manufactured in foreign countries. Because of the scope of our international operations, we are subject to the following risks which could materially impact our results of operations:

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

OUR BUSINESS COULD SUFFER IF WE LOSE THE SERVICES OF, OR FAIL TO ATTRACT, KEY PERSONNEL.

  Our future success largely depends upon the skills and efforts of John A. Pino, Chairman of the Board, President and Chief Executive Officer, our other key executives and our managerial, manufacturing, sales and technical employees. With the exception of Jack O'Rear, Vice President of Operations and Chief Operating Officer, and a small number of sales people, we have not entered into employment contracts or noncompetition agreements with any of our senior management or other key employees. We do not maintain or plan to acquire any key-man life insurance on any of our key personnel. The loss of services of any of our executives or other key personnel could negatively affect our business. Our continued growth will also require us to attract, motivate, train and retain additional skilled and experienced managerial, manufacturing, sales and technical personnel. We face intense competition for such personnel. We may not be able to attract, motivate and retain personnel with the skills and experience needed to successfully manage our business and operations.

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

OUR OPERATING RESULTS WILL DEPEND ON OUR ABILITY TO MANAGE OUR GROWTH.

  We have grown rapidly in recent years and we expect to continue to expand our operations. This growth has placed, and will continue to place, significant strain on our management, operations, technical, financial, systems, sales, marketing and other resources. For example, we identified a significant inventory shortfall occurring in the fourth quarter of fiscal 1997 that substantially adversely affected our operating results for that period. As a result of this shortfall, we reviewed and continue to review our security procedures and operating and financial controls. Based upon such review, we implemented enhanced security systems and inventory work-in-process tracking systems. These systems may not be adequate or have the intended results. We have implemented various cost management programs to enhance our profitability. These programs may not result in the anticipated cost savings, however. We will have to continue to invest in both our manufacturing infrastructure to expand capacity and our operational, financial, and management information systems. If we fail to manage our expected growth effectively, the quality of our services and products and our operating results could suffer significantly.

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

WE ANTICIPATE THAT OUR NET SALES AND OPERATING RESULTS WILL FLUCTUATE WHICH COULD AFFECT THE TRADING PRICE OF OUR SECURITIES.

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

  Our operating expenses are based on anticipated revenue levels and a high percentage of our operating expenses are relatively fixed in the short term. As a result, any unanticipated shortfall in revenue in a quarter would likely adversely affect our operating results for that quarter. Also, changes in our product assembly mix may cause our margins to fluctuate, which could negatively impact our results of operations for that period. Results of operations in any period should not be considered indicative of the results to be expected for any future period. It is likely that in one or more future periods our results of operations will fail to meet the expectations of securities analysts or investors, and the price of our securities could decline significantly.

WE MAY INCUR COSTS AND LIABILITIES RELATED TO POTENTIAL OR PENDING LITIGATION.

  On February 27, 1998, our company and several of our officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the District of Massachusetts. The plaintiffs amended the complaint on October 16, 1998. The plaintiffs purport to represent a class of all persons who purchased or otherwise acquired our common stock in the period from April 17, 1997 through March 31, 1998. The amended complaint alleges, among other things, that the defendants knowingly made misstatements to the investing public about the value of our inventory and the nature of our accounting practices. On December 15, 1998, we filed a motion to dismiss the case in its entirety based on the pleadings. Our motion to dismiss was granted without prejudice on May 27, 1999, and the case was closed by the court on June 1, 1999. On June 29, 1999, the plaintiffs filed a motion with the court seeking permission to file a second amended complaint. We opposed that motion. On July 13, 1999, the court denied the plaintiffs' motion to amend, noting "final judgment having entered in the case." On July 26, 1999, the plaintiffs filed a motion with the court asking the court to extend the 30-day period for filing an appeal of its ruling dismissing the case. We opposed that motion as well, and the court denied the motion on August 10, 1999. The plaintiffs filed an appeal with the United States Court of Appeals for the First Circuit requesting that the Court of Appeals reverse each of the orders described above. In an opinion dated May 5, 2000, the Court of Appeals affirmed in all respects the orders of the District Court that the plaintiffs had appealed.

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

JOHN A. PINO HAS SIGNIFICANT INFLUENCE OVER OUR COMPANY.

  John A. Pino, Chairman of the Board, President and Chief Executive Officer, and a number of trusts for his and his family's benefit, collectively beneficially own approximately 30% of our common stock. As a result, Mr. Pino is able to exert significant influence over us through his ability to influence the election of directors and all other matters that require action by our stockholders. The voting power of Mr. Pino and these trusts could have the effect of preventing or delaying a change in control of our company which Mr. Pino opposes even if our other stockholders believe it is in their best interests.

THE PRICE OF OUR SECURITIES HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

  The trading price of our common stock has been and may continue to be volatile. From October 1, 1998 through March 31, 2000, our stock price fluctuated between a low of $5.06 per share and a high of $57.38 per share. On May 12, 2000, the reported last sale price for our common stock was $32.00. The price of our common stock may fluctuate significantly in response to a number of events and factors relating to our company, our competitors and the market for our services, many of which are beyond our control, such as:

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

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY, AND THIS COULD DEPRESS THE TRADING PRICE OF OUR SECURITIES.

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

  We have a $107.0 million Senior Secured Credit Facility which bears interest at variable interest rates. We had a $17.0 million interest rate swap agreement that would have matured in October 2001 in order to reduce the impact of fluctuating interest rates on our credit facility. This swap agreement was classified as held for purposes other than trading. Under this swap agreement, we had agreed with the counterpart to pay fixed rate payments on a monthly basis, based upon an annual interest rate of 6.76%, in exchange for receiving variable rate payments, on a monthly basis, calculated on an agreed-upon notional amount. Net interest payments or receipts from interest rate swaps were recorded as adjustments to interest expense in our condensed consolidated statements of operations. We terminated the swap agreement on March 24, 2000, without penalty. Our exposure related to adverse movements in interest rates is primarily derived from the variable rate on our credit facility. As of March 31, 2000, all of the outstanding balance of $87.0 million under the credit facility was at an interest rate of 8.75%. An adverse change of one percent in the interest rate would cause a change in interest expense of approximately $0.9 million on an annual basis.

  The foreign currencies to which we have exchange rate exposure are the Irish punt and the Mexican peso. International operations do not constitute a significant portion of our net sales and therefore this exposure is not considered material to us.

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

                          PART II.   OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     11.  Computation of Net Income Per Common Share
     27.  Financial Data Schedule

(b)  Reports on Form 8-K:

     The Registrant filed a report on Form 8-K on April 6, 2000, which reported that the Company intended to raise money through an offering of convertible subordinated notes to qualified institutional buyers.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2000                       ACT MANUFACTURING, INC.

                                   /s/   JEFFREY B. LAVIN
                                   ----------------------------
                                   Jeffrey B. Lavin
                                   Vice President of Finance
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT            DESCRIPTION
-------            --------------------------------------------------
11.                Computation of Net Income Per Common Share
27.                Financial Data Schedule