Form 10-Q
period 2000-06-30
ACT MANUFACTURING INC
filed 2000-08-10
CIK 937971

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 _____________
                                   FORM 10-Q

          [x] Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2000

                                       or

         [_] Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the Transition Period From _____ To _____

                        Commission File Number: 0-25560

                            ACT Manufacturing, Inc.
                            ----------------------
            (Exact name of registrant as specified in its charter)


                      Massachusetts                          04-2777507
                      --------------                         ----------
             (State or other jurisdiction of           (IRS Employer ID. No.)
              incorporation or organization)


                       2 Cabot Road
                  Hudson, Massachusetts                         01749
                  ---------------------                         -----
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

Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock                                        16,881,461 Shares
    ------------                                        -----------------
       (Class)                                (Outstanding on August 8, 2000)

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q


PART I.         FINANCIAL INFORMATION
ITEM 1--Financial Statements:

Condensed Consolidated Statements of Operations for
the three months ended June 30, 2000 and 1999...........................   3

Consolidated Statements of Comprehensive Income for
the three months ended June 30, 2000 and 1999...........................   3

Condensed Consolidated Statements of Operations for
the six months ended June 30, 2000 and 1999.............................   4

Consolidated Statements of Comprehensive Income for
the six months ended June 30, 2000 and 1999.............................   4

Condensed Consolidated Balance Sheets as of
June 30, 2000 and December 31, 1999.....................................   5

Condensed Consolidated Statements of Cash Flows for
the six months ended June 30, 2000 and 1999.............................   6

Notes to Condensed Consolidated Financial Statements....................   7

ITEM 2--Management's Discussion and Analysis of Financial Condition
and Results of Operations...............................................  11

ITEM 3--Quantitative and Qualitative Disclosures about Market Risk......   4

PART II.         OTHER INFORMATION

ITEM 2--Recent Sale of Unregistered Securities..........................   25

ITEM 4--Submission of Matters to a Vote of Security Holders.............   25

ITEM 6--Exhibits and Reports on Form 8-K................................   26

Signatures..............................................................   27

Exhibit Index...........................................................   28

                         PART I. FINANCIAL INFORMATION

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited--in thousands, except per share data)

                                                    Three Months Ended June 30,
                                                    ---------------------------

                                                        2000               1999
                                                        ----               ----

Net sales.........................................  $252,970           $157,519

Cost of goods sold................................   230,279            146,459
                                                     -------            -------

Gross profit......................................    22,691             11,060

Selling, general and administrative expenses......     8,398              8,288
                                                     -------            -------

Operating income..................................    14,293              2,772
Interest and other expense, net...................     2,772                992
                                                     -------            -------

Income before provision for income taxes..........    11,521              1,780

Provision for income taxes........................     4,493                752
                                                     -------            -------

Net income........................................  $  7,028              1,028
                                                     =======            =======

Basic net income per common share.................  $   0.42           $   0.08
                                                     =======            =======

Diluted net income per common share...............  $   0.40           $   0.08
                                                     =======            =======

Weighted average shares outstanding--basic........    16,716             12,931
Weighted average shares outstanding--diluted......    17,745             13,319


                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                           (unaudited--in thousands)

                                                    Three Months Ended June 30,

                                                      2000                 1999
                                                      ----                 ----

Net income........................................  $7,028               $1,028

Other comprehensive (loss) income:
     Foreign currency translation adjustment......    (140)                  38
                                                    ------               ------

Comprehensive income..............................  $6,888               $1,066
                                                    ======               ======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited--in thousands, except per share data)

                                                      Six Months Ended June 30,
                                                      ------------------------

                                                           2000            1999
                                                           ----            ----

Net sales.........................................     $482,058        $303,466

Cost of goods sold................................      439,368         281,970
                                                        -------         -------

Gross profit......................................       42,690          21,496

Selling, general and administrative expenses......       17,721          14,602
                                                        -------         -------

Operating income..................................       24,969           6,894
Interest and other expense, net...................        3,365           2,022
                                                        -------         -------

Income before provision for income taxes..........       21,604           4,872

Provision for income taxes........................        8,426           1,994
                                                        -------         -------

Net income........................................     $ 13,178        $  2,878
                                                        =======         =======

Basic net income per common share.................     $   0.79        $   0.22
                                                        =======         =======

Diluted net income per common share...............     $   0.74        $   0.22
                                                        =======         =======


Weighted average shares outstanding--basic........       16,631          12,898
Weighted average shares outstanding--diluted......       17,755          13,325


                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (unaudited--in thousands)

                                                      Six Months Ended June 30,
                                                      ------------------------

                                                         2000             1999
                                                         ----             ----

Net income........................................    $13,178           $2,878

Other comprehensive (loss) income:
     Foreign currency translation adjustment......       (316)              81
                                                      -------           ------

Comprehensive income..............................    $12,862           $2,959
                                                      =======           ======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)



                                              JUNE 30, 2000       DECEMBER 31, 1999
                                              -------------       -----------------
                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...............      $124,387           $  4,558
   Accounts receivable, net ................       207,815            160,830
   Inventory ...............................       207,973            171,762
   Deferred tax asset ......................         1,252              1,252
   Prepaid expenses and other assets .......         9,596              2,925
                                                  --------           --------

       Total current assets ................       551,023            341,327

PROPERTY AND EQUIPMENT--Net ................        37,588             38,047
INVESTMENT IN AND ADVANCE TO AFFILIATE .....           612              6,434
GOODWILL--Net ..............................         9,861             10,334
OTHER ASSETS--Net ..........................        19,011              6,184
                                                  --------           --------

       TOTAL ...............................      $618,095           $402,326
                                                  ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt and
      other liabilities ....................      $  3,374           $  4,097
   Accounts payable ........................       124,831            153,764
   Advance from customer ...................        50,000                 --
   Accrued compensation and related taxes ..         4,796              3,769
   Deferred tax liability ..................           253                253
   Accrued expenses and other ..............        12,849              9,024
                                                  --------           --------

       Total current liabilities ...........       196,103            170,907

LONG-TERM DEBT--Less current portion .......       122,532             46,933
CONVERTIBLE SUBORDINATED NOTES .............       100,000                 --
DEFERRED TAX LIABILITY .....................         2,735              2,735
OTHER LONG-TERM LIABILITIES ................         2,461              3,622
CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
   Common stock ............................           168                165
   Additional paid-in capital ..............       161,157            157,887
   Accumulated other comprehensive loss.....          (953)              (637)
   Retained earnings .......................        33,892             20,714
                                                  --------           --------

       Total stockholders' equity ..........       194,264            178,129
                                                  --------           --------

TOTAL ......................................      $618,095           $402,326
                                                  ========           ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                                                          Six Months
                                                                                                         Ended June 30,
                                                                                                         --------------

                                                                                                     2000              1999
                                                                                                     ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ....................................................................................     $ 13,178            $  2,878
   Adjustments to reconcile net income to net cash (used for) provided by operating activities:
      Depreciation and amortization ...........................................................        4,603               3,657
      Gain on the sale of investment in affiliate .............................................         (894)                 --
      (Decrease) increase in cash from:
          Accounts receivable .................................................................      (47,062)             22,785
          Inventory ...........................................................................      (36,323)             (5,473)
          Prepaid expenses and other assets ...................................................       (6,671)               (175)
          Accounts payable ....................................................................      (28,933)            (14,163)
          Advance from customer ...............................................................       50,000                  --
          Accrued expenses and other ..........................................................        4,852                (332)
                                                                                                    --------            --------
            Net cash (used for) provided by operating activities ..............................      (47,250)              9,177
                                                                                                    --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment ......................................................       (3,834)             (3,028)
   Proceeds from the sale of investment in affiliate ..........................................        6,417                  --
   Increase in other assets ...................................................................      (12,828)               (511)
                                                                                                    --------            --------

            Net cash (used for) investing activities ..........................................      (10,245)             (3,539)
                                                                                                    --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under line-of-credit agreements ................................       81,224              (6,657)
   Proceeds from the sale of convertible subordinated notes ...................................      100,000                  --
   Repayments on term loan ....................................................................       (6,750)                 --
   Decrease in other liabilities ..............................................................         (759)               (585)
   Net proceeds from sale of stock ............................................................        3,273                 814
                                                                                                    --------            --------
            Net cash provided by (used for) financing activities ..............................      176,988              (6,428)
                                                                                                    --------            --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND EQUIVALENTS .......................................          336                  81

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................................      119,829                (709)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..................................................        4,558               6,406
                                                                                                    --------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ......................................................     $124,387            $  5,697
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

2. ACQUISITION ACTIVITY

GSS Thailand

   On March 15, 2000, the Company signed a pre-tender agreement (the "Agreement") to acquire GSS Array Technology Public Company Limited ("GSS Thailand"). As part of the Agreement, certain of GSS Thailand's principal shareholders agreed to tender all their issued shares and outstanding options to the Company. GSS Thailand is a Thai-based contract electronics manufacturing company and is listed on the Stock Exchange of Thailand.

   Under the terms of the Agreement, GSS Thailand would be delisted from the Stock Exchange of Thailand and ACT would then make a cash tender offer for all issued shares and outstanding options of GSS Thailand. Upon the closing of the acquisition, ACT would assume on- going relationships with GSS Thailand customers and will retain certain GSS Thailand management to support this additional operation.

   On April 28, 2000, approximately 84% of GSS Thailand shareholders voted to delist their company from the Stock Exchange of Thailand in a general shareholder meeting. On May 15, 2000, the Stock Exchange of Thailand approved the delisting of GSS Thailand and the tender offer for all of the issued shares and outstanding options of GSS Thailand commenced on May 26, 2000.

   On August 2, 2000, the Company completed the purchase of 99.02% of the issued shares and outstanding options of GSS Thailand for approximately $86.6 million and GSS Thailand will be delisted from the Stock Exchange of Thailand.

BEA

   On July 12, 2000, the Company entered into a share purchase agreement with Bull and Bull S.A. for the acquisition of all of the issued shares of Bull Electronics Angers S.A. ("BEA") for a purchase price of approximately $56.6 million, subject to adjustment in certain circumstances. BEA provides electronics manufacturing services to OEMs and has operations located in Angers, France. Under the terms of the agreement, prior to the closing, BEA will spin out its printed circuit board fabrication business to a separate subsidiary of Bull. The acquisition is subject to various closing conditions and is expected to close in the third quarter of fiscal 2000.

3. BANK FINANCING

   On June 29, 2000, the Company entered into a new Credit Agreement with a syndicate of financial institutions led by Chase Manhattan Bank as administrative agent to replace the Company's previous credit facility. The Credit Agreement provides that the lenders will make available to the Company up to $150.0 million of revolving loans (up to $20.0 million of which the Company may use in a variety of currencies, and the balance of which the Company may use in U.S. dollars) and up to $100.0 million of term loans (up to $75.0 million of which the Company may use to acquire BEA and $25.0 million of which the Company may use for GSS Thailand).

   The revolving loans are subject to a borrowing base formula, under which the Company may borrow up to specified percentages of the value of various categories of its assets, including accounts receivable, inventory, machinery and equipment. Interest is payable either monthly or quarterly, at the election of the Company, at an interest rate based on either the prime rate of Chase Manhattan Bank or the prevailing rates in the Eurocurrency market. The Company must repay all revolving loans by June

29, 2005. The Company must borrow all term loans by September 30, 2000, and repay them in quarterly installments from December 31, 2000 through June 29, 2005.

   The Credit Agreement requires the Company to meet certain financial conditions, including net worth and the ratio of total debt, senior secured debt and interest and other fixed charges, to earnings. The Credit Agreement is secured by substantially all of the assets of the Company. In addition, the Credit Agreement limits the Company's ability to incur debt, grant liens, dispose of its properties, pay dividends, make capital expenditures or investments or enter into mergers or acquisitions.

   At June 30, 2000, $122.5 million of the revolving loan was utilized and an additional $27.5 million was available for use based upon the applicable borrowing base. There were no borrowings on the $100.0 million term loan. At June 30, 2000, the interest rate on the revolving loan was 9.79%.

   This new Credit Agreement replaced the previous credit facility the Company executed on July 29, 1999. The former credit facility provided for a $107.0 million Senior Secured Credit Facility with a group of banks led by Chase Manhattan Bank as agent and was subsequently amended on May 12, 2000, increasing the credit facility to $132.0 million. This credit facility provided for a $7.0 million, five-year term loan and a $125.0 million five-year line of credit, both of which were secured by substantially all of the assets of the Company. Under the terms of the new Credit Agreement, the Company was required to repay the $6.5 million portion of the $7.0 million term loan that remained outstanding as of that date .

4. CONVERTIBLE SUBORDINATED NOTES ISSUANCE

   In April and May 2000, the Company received net proceeds of approximately $95.6 million from the sale of 7% Convertible Subordinated Notes due April 15, 2007 (the "Notes") in a private placement. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all the Company's existing and future senior indebtedness. Interest payments are due on the Notes on April 15 and October 15 of each year. The proceeds of this convertible debt offering were used to fund the acquisition of GSS Thailand (see
Note 2). Until allocated for specific use, the net proceeds from this offering were invested in short-term, interest-bearing, investment grade securities. The Notes were subsequently registered on a Registration Statement on Form S-3, File No. 333-41406, effective August 4, 2000.

5. INVENTORY

   Inventory consisted of the following at the dates indicated (in thousands):

                                                   June 30,         December 31,
                                                     2000              1999
                                                     ----              ----

Raw material...............................        $180,280          $125,869
Work in process............................          26,114            42,039
Finished goods.............................           1,579             3,854
                                                   --------          --------

  Total....................................        $207,973          $171,762
                                                   ========          ========

6. NET INCOME PER COMMON SHARE

   Basic net income per common share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution as if common equivalent shares outstanding (common stock options and the exchange of convertible notes for common stock) were exercised and/or converted into common stock unless the effect of such equivalent shares was antidilutive.

   A reconciliation of net income per common share and the weighted average shares used in the earnings per share ("EPS") calculations for the periods indicated is as follows (in thousands, except per share data):

                                                           Net income               Shares            Per Share
                                                           (Numerator)          (Denominator)           Amount
                                                           -----------          -------------           ------
Three Months Ended June 30, 2000
   Basic........................................            $ 7,028                16,716               $0.42
                                                            =======
   Effect of stock options......................                                    1,029               (0.02)
                                                                                   ------               -----
   Diluted......................................            $ 7,028                17,745               $0.40
                                                            =======                ======               =====
Three Months Ended June 30, 1999
   Basic........................................            $ 1,028                12,931               $0.08
                                                            =======
   Effect of stock options......................                                      388                  --
                                                                                   ------               -----
   Diluted......................................            $ 1,028                13,319               $0.08
                                                            =======                ======               =====

Six Months Ended June 30, 2000
   Basic.........................................           $13,178                16,631               $0.79
                                                            =======
   Effect of stock options.......................                                   1,124               (0.05)
                                                                                   ------               -----
   Diluted.......................................           $13,178                17,755               $0.74
                                                            =======                ======               =====
Six Months Ended June 30, 2000
   Basic.........................................           $ 2,878                12,898               $0.22
                                                            =======
   Effect of stock options.......................                                     427                  --
                                                                                   ------              ------
   Diluted.......................................           $ 2,878                13,325               $0.22
                                                            =======                ======              ======

   Options to purchase 41,000 shares of the Company's common stock and the conversion of the convertible subordinated notes were excluded from the computation of diluted EPS for both the three-month and six-month period ended June 30, 2000, as their inclusion would have been antidilutive.

7. OPERATING DATA

   The Company operates within a single segment of the electronics manufacturing services industry. The Company organizes itself as one segment reporting to the Company's chief decision maker.

   A summary of the principal service offerings' net sales for the three and six months ended June 30, 2000 and 1999 is as follows (in thousands):

                                                       Three Months Ended                          Six Months Ended
                                                             June 30,                                  June 30,
                                                             --------                                  --------
                                                     2000                1999                  2000               1999
                                                     ----                ----                  ----               ----
Printed circuit boards......................       $242,953            $149,508              $463,384           $287,489
Cable and harness...........................         10,017               8,011                18,674             15,977
                                                   --------            --------              --------           --------

      Total.................................       $252,970            $157,519              $482,058           $303,466
                                                   ========            ========              ========           ========

8. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

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

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. SAB No. 101 must be adopted in the quarter ended December 31, 2000 and requires companies to report any changes in revenue recognition as a cumulative effect from a change in accounting principles at the time of adoption. Management has concluded that SAB No. 101 will not have any effect on the Company's revenue recognition policies and practices.

9. CONTINGENCIES

   On February 27, 1998, the Company and several of its officers and directors were named as defendants in a purported securities class action lawsuit filed in the United States District Court for the District of Massachusetts. The plaintiffs amended the complaint on October 16, 1998. The plaintiffs purport to represent a class of all persons who purchased or otherwise acquired the Company's common stock in the period from April 17, 1997 through March 31, 1998. The amended complaint alleges, among other things, that the defendants knowingly made misstatements to the investing public about the value of its inventory and the nature of its accounting practices. On December 15, 1998, we filed a motion to dismiss the case in its entirety based on the pleadings. The Company's motion to dismiss was granted without prejudice on May 27, 1999 and the case was closed by the court on June 1, 1999. On June 29, 1999, the plaintiffs filed a motion with the court seeking permission to file a second amended complaint. The Company opposed that motion. On July 13, 1999, the court denied the plaintiffs' motion to amend, noting "final judgment having entered in the case." On July 26, 1999, the plaintiffs filed a motion with the court asking the court to extend the 30-day period for filing an appeal of its ruling dismissing the case. The Company opposed that motion as well, and the court denied the motion on August 10, 1999. The plaintiffs filed an appeal with the United States Court of Appeals for the First Circuit requesting that the Court of Appeals reverse each of the orders described above. In an opinion dated May 5, 2000, the Court of Appeals affirmed in all respects the orders of the District Court that the plaintiffs had appealed.

   In December 1993, CMC Industries retained the services of a consultant to assist in quantifying the potential exposure to CMC in connection with clean- up and related costs of a former manufacturing site. This site is commonly known as the ITT Telecommunications site in Milan, Tennessee. The consultant initially estimated that the cost to remove and dispose of the contaminated soil would be approximately $200,000. CMC subsequently entered into a voluntary agreement to investigate the site with the Tennessee Department of Environment and Conservation. In addition, CMC agreed to reimburse a tenant of the site $115,000 for expenditures previously incurred to investigate environmental conditions at the site. CMC recorded a total provision of $320,000 based on these estimates. In fiscal 1995, an environmental consultant estimated that the cost of a full study combined with short and long term remediation of the site may cost between $3.0 and $4.0 million. Subsequent environmental studies done in 1999 have estimated such costs as between $750,000 and $3.5 million. During CMC's fiscal 1996, the State of Tennessee's Department of Environment and Conservation named certain potentially responsible parties in relation to the former facility. CMC was not named as a potentially responsible party. However, Alcatel, Inc., a potentially responsible party named by the State of Tennessee's Department of Environment and Conversation and a former owner of CMC, sought indemnification from CMC under the purchase agreement by which CMC acquired the stock of one of the operators of the facility. To date, Alcatel has not filed any legal proceedings to enforce its indemnification claim. However, Alcatel could initiate such proceedings and other third parties could assert claims against us relating to remediation of the site. We have entered into an agreement with Alcatel pursuant to which the statute of limitations on their indemnification claim is tolled for a period of time. In the event any proceedings are initiated or any claim is made, the Company would defend itself vigorously but defense or resolution of this matter could negatively impact our financial position and results of operations.

   From time to time, the Company is also subject to claims or litigation incidental to its business. The Company does not believe that any incidental claims or litigation will have a material adverse effect on its results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q, including the following discussions, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Quarterly Report on Form 10-Q, including under "Cautionary Statements." You should read the following discussion and analysis together with our condensed consolidated financial statements for the periods specified and the related notes included herein. Further reference should be made to our Annual Report on Form 10-K for the period ended December 31, 1999 and our Registration Statement on Form S-3, File No. 333-41406.

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

     We currently manufacture at ten facilities having an aggregate of approximately 1.6 million square feet. Of our leased manufacturing facilities, four of the facilities are located in Massachusetts and one facility is located in each of Santa Clara, California; Lawrenceville, Georgia; Corinth, Mississippi; and Dublin, Ireland. We also own a 4.4-acre tract of land and a 110,000 square foot manufacturing facility on that property in Hermosillo, Mexico and a 240,000 square foot manufacturing facility in Thailand. All of our manufacturing facilities have been certified to the ISO 9002 international quality standard, except our Corinth, Mississippi facility which has been certified to the ISO 9001 international quality standard. We have signed a lease for a new 202,000 square foot facility in San Jose, California that is under construction. We plan to move our existing Santa Clara operations and equipment to this new facility. We expect to begin operating in this new facility in the fourth quarter of 2000. Our facilities contained 77 surface mount technology lines at June 30, 2000.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     Our net sales increased $95.5 million or 60.6% to $253.0 million for the three-month period ended June 30, 2000 compared with $157.5 million for the comparable period in 1999. The increase was attributable principally to a net expansion of business in our printed circuit board assembly service offering of $93.4 million from existing customers as well as new customers in the networking and telecommunications market.

     Net sales in the printed circuit board assembly service offering (including value-added services such as new product introduction, system integration, test, repair and order fulfillment) as a percentage of net sales was approximately 96% for the three-month period ended June 30, 2000 compared to approximately 95% for the comparable period in 1999. Net sales in the cable and harness assembly service offering accounted for approximately 4% of net sales for the three-month period ended June 30, 2000 compared to approximately 5% of net sales for the comparable period in 1999.

     Gross profit increased $11.6 million or 105.2% to $22.7 million for the three months ended June 30, 2000 compared with $11.1 million for the comparable period in 1999. Gross profit as a percentage of net sales ("gross margin") increased to 9.0% for the three months ended June 30, 2000 from 7.0% for the three months ended June 30, 1999. Our margin increase was primarily attributable to the growth in our sales volume, economies of scale associated with our higher purchasing volumes and increased absorption of overhead in our Mexican facility.

     Selling, general and administrative ("SG&A") expenses increased $0.1 million or 1.3% to $8.4 million, or 3.3% of net sales, for the three months ended June 30, 2000 compared with $8.3 million, or 5.3% of net sales, for the three months ended June 30, 1999. SG&A expenses in the three months ended June 30, 1999 included bad debt expense of $900,000 related to an insolvent customer. SG&A expenses as a percentage of net sales decreased as a result of our continued focus on cost management programs while sales volume increased.

     Operating income increased $11.5 million to $14.3 million, or 5.7% of net sales, for the three months ended June 30, 2000 compared with operating income of $2.8 million, or 1.8% of net sales, for the comparable period in 1999 as a result of the above factors.

     Interest and other expense, net increased 179.4% to $2.8 million for the three months ended June 30, 2000 compared to $1.0 million for the three months ended June 30, 1999. This increase is primarily attributable to higher working capital requirements resulting in a higher average loan balance for the three-month period ended June 30, 2000. Also included in interest and other expense, net for the three months ended June 30, 2000 is $1.4 million of interest incurred on our 7% Convertible Subordinated Notes offset by $1.2 million of interest income earned on the reinvestment of the proceeds we received in connection with the issuance of these Notes.

     We recorded a provision for income taxes of $4.5 million and $0.8 million for the three months ended June 30, 2000 and 1999, respectively. The Company provided for income taxes using a 39% and 42% effective tax rate for the three-month period ended June 30, 2000 and 1999, respectively.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     Our net sales increased $178.6 million or 58.9% to $482.1 million for the six-month period ended June 30, 2000 compared with $303.5 million for the comparable period in 1999. The increase was attributable principally to a net expansion of business in our printed circuit board assembly service offering of $175.9 million from existing customers as well as new customers in the networking and telecommunications market.

     Net sales in the printed circuit board assembly service offering (including value-added services such as new product introduction, system integration, test, repair and order fulfillment) as a percentage of net sales was approximately 96% for the six-month period ended June 30, 2000 compared to approximately 95% for the comparable period in 1999. Net sales in the cable and harness assembly service offering accounted for approximately 4% of net sales for the six-month period ended June 30, 2000 compared to approximately 5% of net sales for the comparable period in 1999.

     Gross profit increased $21.2 million or 98.6% to $42.7 million for the six months ended June 30, 2000 compared with $21.5 million for the comparable period in 1999. Gross profit as a percentage of net sales ("gross margin") increased to 8.9% for the six months ended June 30, 2000 from 7.1% for the six months ended June 30, 1999. Our margin increase was primarily attributable to the growth in our sales volume, economies of scale associated with our higher purchasing volumes, an increase in sales with higher margins in the first quarter and increased absorption of overhead in our Mexican and Massachusetts facilities.

     Selling, general and administrative ("SG&A") expenses increased $3.1 million or 21.4% to $17.7 million, or 3.7% of net sales, for the six months ended June 30, 2000 compared with $14.6 million, or 4.8% of net sales, for the six months ended June 30, 1999. Although SG&A expenses decreased as a percentage of net sales due to our continued focus on cost management programs while sales volume increased, these expenses increased in absolute dollars to support our larger revenue base and anticipated growth in fiscal year 2000.

     Operating income increased $18.1 million to $25.0 million, or 5.2% of net sales, for the six months ended June 30, 2000 compared with operating income of $6.9 million, or 2.3% of net sales, for the comparable period in 1999 as a result of the above factors.

     Interest and other expense, net increased 66.4% to $3.4 million for the six months ended June 30, 2000 compared to $2.0 million for the six months ended June 30, 1999. This increase is primarily attributable to higher working capital requirements resulting in a higher average loan balance for the six-month period ended June 30, 2000. Interest and other expense, net for the six months ended June 30, 2000 includes $1.4 million of interest incurred on our 7% Convertible Subordinated Notes offset by $1.2 million of interest income earned on the reinvestment of the proceeds we received in connection with the issuance of these Notes. Also included in interest and other expense, net is a $0.9 million gain on the partial sale of our investment in eOn Communications (formerly Cortelco), a related party.

     We recorded a provision for income taxes of $8.4 million and $2.0 million for the six months ended June 30, 2000 and 1999, respectively. The Company provided for income taxes using a 39% and 41% effective tax rate for the six-month period ended June 30, 2000 and 1999, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     We had working capital of $354.9 million at June 30, 2000 compared with $170.4 million at December 31, 1999. Operating activities used $47.3 million of cash for the first six months of 2000 compared with cash provided by operations of $9.2 million for the comparable period in 1999. The primary uses of cash for operating activities for the six-month period ended June 30, 2000 were increases in both inventory and accounts receivable and a decrease in accounts payable. These cash uses were offset, in part, by a $50.0 million advance from a major customer and $13.2 million in net income from operations. Inventory increased $36.3 million to $208.0 million and accounts receivable increased $47.1 million to $207.8 million at June 30, 2000. The increase in inventory and accounts receivable is the result of continued sequential quarterly revenue growth. In addition, the increase in inventory is also attributable to the forecasted growth within our Mexican operations in the third fiscal quarter of 2000. Accounts payable decreased $28.9 million to $124.8 million at June 30, 2000 as we made payments to certain suppliers which support programs of the major customers which provided us the advance earlier than our customary payment terms. In the second fiscal quarter of 2000, a major customer advanced us $50.0 million to strengthen our materials procurement capabilities and enhance the services we provide to this customer. This advance is unsecured, non-interest bearing and has no maturity date. The advance will be repaid through the offset against future invoices billed to the customer beginning after April 1, 2001.

     On June 29, 2000, we entered into a new Credit Agreement with a syndicate of financial institutions led by Chase Manhattan Bank as administrative agent to replace our previous credit facility. The Credit Agreement is secured by substantially all assets of the Company. The Credit Agreement provides that the lenders will make available to us up to $150.0 million of revolving loans (up to $20.0 million of which we may use in a variety of currencies, and the balance of which we may use in U.S. dollars) and up to $100.0 million of term loans (up to $75.0 million of which we may use to acquire BEA and $25.0 million of which we may use for GSS Thailand). This new Credit Agreement replaced the previous credit facility we executed on July 29, 1999. The former credit facility provided for a $107.0 million Senior Secured Credit Facility with a group of banks led by Chase Manhattan Bank, and was subsequently amended on May 12, 2000, increasing the former credit facility to $132.0 million. The former credit facility consisted of a $7.0 million, five-year term loan and a $125.0 million five-year line of credit, both of which were secured by substantially all of our assets. Under the terms of the new Credit Agreement, we were required to repay the $6.5 million portion of the $7.0 million term loan that remained outstanding as of that date. At June 30, 2000, $122.5 million of the revolving loan was utilized and an additional $27.5 million was available for use based upon the applicable borrowing base. There were no borrowings on the $100.0 million term loan. At June 30, 2000, the interest rate on the revolving loan was 9.79%.

     In April and May 2000, we received net proceeds of approximately $95.6 million from the sale of 7% Convertible Subordinated Notes due April 15, 2007 in a private placement. Interest payments are due on these notes on April 15 and October 15 of each year. The proceeds of this convertible debt offering were used to fund the acquisition of GSS Thailand. Until allocated for specific use, the net proceeds of this offering were invested in short-term, interest-bearing, investment grade securities. We recorded approximately $1.4 million in interest expense incurred on the notes for the six months ended June 30, 2000, which was offset by $1.2 million of interest income earned on the reinvestment of the proceeds from the notes during the same period.

     On August 2, 2000, we completed the purchase of 99.02% of the issued shares and outstanding options of GSS Thailand for approximately $86.6 million.

     We sold 575,000 shares of common stock of eOn Communications (formerly Cortelco), a related party, for net proceeds of approximately $6.4 million in the first quarter of 2000. We recognized a gain on this sale of approximately $0.9 million.

     Capital expenditures of approximately $3.8 million for the six months ended June 30, 2000 were primarily for the acquisition of equipment related to our operations.

     We lease a manufacturing facility and certain equipment and computer software used in our manufacturing operations under capital lease agreements that expire through 2003.

     As of June 30, 2000, we had equipment lease lines of approximately $25.3 million available for purchases of manufacturing equipment, computer hardware and software and furniture.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 1999, effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company. The Company will adopt this accounting standard on January 1, 2001, as required.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. SAB No. 101 must be adopted in the quarter ended December 31, 2000 and requires companies to report any changes in revenue recognition as a cumulative effect from a change in accounting principles at the time of adoption. Management has concluded that SAB No. 101 will not have any effect on the Company's revenue recognition policies and practices.

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

WE MAY NOT CLOSE THE ACQUISITION OF BEA.

     Our obligation to close the acquisition of BEA is subject to various conditions, including among others:

     .     the PCB business shall have been spun out to a separate subsidiary of
           Bull;
     .     no material adverse effect on BEA shall have occurred; and
     .     all third party consents shall have been obtained.

     We cannot assure you that the conditions set forth above will be satisfied or that we will consummate the acquisition of BEA on a timely basis or at all. Even if we consummate the BEA acquisition, we may not realize any of the anticipated benefits of the acquisition.

WE MAY NOT REALIZE THE EXPECTED BENEFITS FROM THE GSS THAILAND ACQUISITION.

     We have completed the acquisition of GSS Thailand with the expectation that the acquisition will result in certain benefits, including, without limitation:

     .    cost savings related to redundant activities;
     .    operating efficiencies;
     .    revenue enhancements;

     .    management enhancements; and
     .    other synergies.

     We may not realize any of the anticipated benefits of the acquisition. Integrating GSS Thailand's operations and personnel will be a complex and difficult process and achieving the benefits of the acquisition will depend in large part upon the successful integration of GSS Thailand's business in an efficient and timely manner. The diversion of the attention of our management and any difficulties and related costs encountered in the process of combining ACT and GSS Thailand's operations, could cause the disruption of, or a loss of momentum in, our activities. The inability to successfully integrate the operations and personnel of GSS Thailand, or any significant delay in achieving integration, could have a material adverse effect on our business, financial condition and results of operations after the acquisition. The integration of GSS Thailand after the acquisition will result in significant costs as well as demands on management personnel. We cannot assure you that the acquisition will become accretive to net income at any point in the future or that the benefits derived by us in the acquisition will outweigh or exceed its costs.

THE GSS THAILAND ACQUISITION MAY RESULT IN LOSS OF CUSTOMERS, EMPLOYEES AND SUPPLIERS.

     The announcement and completion of the acquisition could cause certain of our or GSS Thailand's customers to either seek alternative sources of product supply and service, or delay or change orders for products or services due to uncertainty over the integration of GSS Thailand. As a result, we may experience some customer attrition after the acquisition. For the same reason, we may also see certain suppliers ending their relationship with us. Difficulties in combining operations, including the uncertainty related to organizational changes, could also negatively affect employee morale and result in the loss of key employees as a result of the acquisition. Any steps taken by us to counter such increased customer, supplier and employee attrition may not be effective. Failure by us to control attrition could have a material adverse effect on our business and results of operations.

WE EXPECT SUBSTANTIAL TRANSACTION, CONSOLIDATION AND INTEGRATION COSTS RELATED TO THE GSS THAILAND ACQUISITION.

     As a result of the acquisition, we incurred transaction costs of approximately $7.0 million, including investment banking, legal, accounting and printing fees. We expect that we will also incur significant consolidation and integration expenses which we cannot accurately estimate at this time. We expect to charge the consolidation and integration expenses to operations in fiscal 2000. The amount of the transaction costs is a preliminary estimate and is subject to change. Actual transaction costs may substantially exceed our estimates and, when combined with the expenses incurred in connection with the consolidation and integration of the GSS Thailand operations, could have an adverse effect on our business, financial condition and results of operations.

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

     Moreover, acquisitions that we do complete may result in:

     . the potentially dilutive issuance of common stock or other equity instruments;
     .    the potentially dilutive impact on earnings per share;
     . the incurrence of debt and amortization expenses related to goodwill and other intangible assets; or
     .    the incurrence of significant costs and expenses.

     Acquisition transactions, including our recent acquisition of GSS Thailand and our pending acquisition of BEA, also involve numerous business risks, including:

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

OUR BUSINESS MAY SUFFER IF THE NETWORKING AND TELECOMMUNICATIONS SEGMENTS OF THE ELECTRONICS INDUSTRY FAIL TO GROW AND EVOLVE.

     Our customer base has historically been concentrated in a limited number of segments within the electronics industry. Net sales to customers within the networking and telecommunications segments accounted for approximately 80% of our net sales for the six months ended June 30, 2000, 66% in fiscal 1999 and 58% in fiscal 1998. Developments adverse to these industry segments could materially and negatively impact us. These industry segments, and the electronics industry as a whole, experience:

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

THE LOSS OF MAJOR CUSTOMERS COULD ADVERSELY AFFECT US.

     We depend on a small number of customers for a significant portion of our business. Our five largest customers accounted for approximately 60% of our net sales for the six months ended June 30, 2000. For the period, Nortel Networks and Efficient Networks, Inc. each accounted for 10% or more of our net sales (19% each).

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

WE MAY NOT BE ABLE TO OBTAIN RAW MATERIALS OR COMPONENTS FOR OUR ASSEMBLIES ON A TIMELY BASIS OR AT ALL.

     We rely on a single or limited number of third-party suppliers for many proprietary and other components used in the assembly process. We do not have any long-term supply agreements. Shortages of materials and components have occurred from time to time and will likely occur in the future. In particular, we are currently experiencing a shortage in components such as tantalum and ceramic capacitors, flash memory, and dynamic and static ram. Raw materials or component shortages could result in shipping delays or increased prices, which could adversely affect our ability to manufacture products for our customers on a timely basis or at acceptable cost. Moreover, the consolidation trend in our suppliers' industry results in changes in supply relationships and in the price, availability and quality of components and raw materials. Due to our utilization of just-in-time inventory techniques, the timely availability of many components is dependent on our ability to both develop accurate forecasts of customer requirements and manage the materials supply chain. If we fail to do either, our operating results may suffer.

OPERATING IN FOREIGN COUNTRIES EXPOSES US TO INCREASED RISKS.

     We acquired in fiscal 1997, and then subsequently expanded in fiscal 1998, operations in Dublin, Ireland. As a result of our merger with CMC, we acquired operations in Hermosillo, Mexico and a procurement office in Taiwan. As a result of our acquisition of GSS Thailand, we acquired operations in Thailand and a procurement office in Singapore. We expect to expand into other international regions. We have limited experience in managing geographically dispersed operations and in operating in

Europe, Mexico or Asia. We also purchase a significant number of components manufactured in foreign countries. Because of the scope of our international operations, we are subject to the following risks, which could materially impact our results of operations:

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

OUR BUSINESS COULD SUFFER IF WE LOSE THE SERVICES OF, OR FAIL TO ATTRACT, KEY PERSONNEL.

     Our future success largely depends upon the skills and efforts of John A. Pino, Chairman of the Board, President and Chief Executive Officer, our other key executives and our managerial, manufacturing, sales and technical employees. With the exception of Jack O'Rear, Executive Vice President of Operations for the Americas, Robert Zinn, Executive Vice President - European and Asian Pacific Operations, Jim Menges, Senior Vice President of Operations - Asia, and a small number of sales people and international employees, we have not entered into employment contracts or noncompetition agreements with any of our senior management or other key employees. We do not maintain or plan to acquire any key-man life insurance on any of our key personnel. The loss of services of any of our executive or other key personnel could negatively affect our business. Our continued growth will also require us to attract, motivate, train and retain additional skilled and experienced managerial, manufacturing, sales and technical personnel. We face intense competition for such personnel. We may not be able to attract, motivate and retain personnel with the skills and experience needed to successfully manage our business and operations.

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

OUR OPERATING RESULTS WILL DEPEND ON OUR ABILITY TO MANAGE OUR GROWTH.

     We have grown rapidly in recent years and we expect to continue to expand our operations. This growth has placed, and will continue to place, significant strain on our management, operations, technical, financial, systems, sales, marketing and other resources. As our growth continues, we will have to review and revise our security procedures and operating and financial controls both domestically and internationally. We will have to continue to invest in both our manufacturing infrastructure to expand capacity and our operational, financial, and management information systems. If we fail to manage our expected growth effectively, the quality of our services and products and our operating results could suffer significantly.

EXPANSION OF OUR OPERATIONS MAY NEGATIVELY IMPACT OUR BUSINESS.

     We may expand our operations by establishing or acquiring new manufacturing facilities or by expanding capacity in our current facilities. We may expand both in geographical areas in which we currently operate and in new geographical areas within the United States and internationally. We acquired operations in Thailand in August 2000, began operations in a new facility in Massachusetts in January 2000 and have signed a lease for a new facility in California which is currently under construction and which will enable us to consolidate and expand our operations. We expect to begin operations in this new California facility in the fourth quarter of fiscal 2000. We may not be able to find additional suitable facilities on a timely basis or on terms satisfactory to us. Expansion of operations involves numerous business risks, including:

     . the inability to successfully integrate additional facilities or capacity and to realize anticipated synergies, economies of scale or other value;
     . difficulties in the timing of expansions, including delays in the implementation of construction and manufacturing plans;
     . the diversion of management's attention from other business areas during the planning and implementation of expansions and new facilities;
     . the strain placed on our operational, financial, management, technical and information systems and resources;
     .    disruption in manufacturing operations;
     .    the incurrence of significant costs and expenses; and
     . the inability to locate enough customers or employees to support the expansion or new facility.

Our results of operations could be adversely affected if the revenues associated with new or expanded facilities are not sufficient to offset the increased expenditures associated with the new facility or the expansion.

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

JOHN A. PINO HAS SIGNIFICANT INFLUENCE OVER OUR COMPANY.

     John A. Pino, Chairman of the Board, President and Chief Executive Officer, and a number of trusts for his and his family's benefit, collectively beneficially own approximately 30.0% of our common stock. As a result, Mr. Pino is able to exert significant influence over us through his ability to influence the election of directors and all other matters that require action by our stockholders. The voting power of Mr. Pino and these trusts could have the effect of preventing or delaying a change in control of our company, which Mr. Pino opposes even if our other stockholders believe it is in their best interests.

THE SIGNIFICANT AMOUNT OF OUR INDEBTEDNESS AFTER THE ACQUISITION OF GSS THAILAND AND THE CONTEMPLATED ACQUISITION OF BEA COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH AND PREVENT US FROM FULFILLING OUR OBLIGATIONS UNDER THE NOTES.

     Our total senior indebtedness as of June 30, 2000 was approximately $125.5 million. Assuming we had completed the offering of the notes, the contemplated acquisitions of both of GSS Thailand and BEA and our new credit facility as of June 30, 2000 and had applied the proceeds of the offering of the notes to finance the acquisitions of GSS Thailand and BEA and the remainder out of our available credit facility, we would have had indebtedness on a pro forma basis that would have been senior in right of payment to the notes of approximately $338.2 million (based on the debt of GSS Thailand as of February 24, 2000 and the debt of BEA as of March 31, 2000). In addition, the notes will be effectively subordinated to all existing and future indebtedness and other liabilities (including trade payables) of our subsidiaries, including any subsidiaries which we may acquire or establish in the future. As of June 30, 2000, our subsidiaries had outstanding indebtedness and other liabilities (including trade payables) of $113.2 million.

     Our leverage could have important consequences to you. For example, it could:

     . make it more difficult for us to satisfy our obligations with respect to the notes or our other indebtedness;

     . increase our vulnerability to general adverse economic and industry conditions;

     . limit our ability to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

     . limit our flexibility in planning for, or reacting to, changes in our business and industry; and

     .    limit our ability to borrow additional funds.


      Any additional borrowings would further increase the amount of our leverage and the associated risks.

THE NOTES ARE SUBORDINATED TO OUR OTHER INDEBTEDNESS.

     The notes are unsecured and subordinated in right of payment to all of our existing and future senior indebtedness. As of June 30, 2000, we had approximately $125.5 million of senior indebtedness outstanding. Assuming we had completed the offering of the notes, the contemplated acquisitions of both of GSS Thailand and BEA and our new credit facility as of June 30, 2000 and had applied the proceeds of the offering of the notes to finance the acquisitions of GSS Thailand and BEA and the remainder out of our available credit facility, we would have had approximately $338.2 million of indebtedness outstanding on a pro forma basis (based on the debt of GSS Thailand as of February 24, 2000 and the debt of BEA as of March 31, 2000) that would have been senior in right of payment to the notes. In June 2000, we entered into a new credit facility, which is secured by substantially all of our assets. Any additional borrowings under the new credit facility would also constitute additional senior indebtedness. As a result of this subordination, in the event of bankruptcy, liquidation or reorganization or certain other events, our assets will be available to pay obligations on the notes only after all senior indebtedness has been paid in full, and we may not have sufficient assets remaining to pay amounts on any or all of the notes then outstanding. In addition, the notes will be effectively subordinated to all existing and future indebtedness and other liabilities (including trade payables) of our subsidiaries, including any subsidiaries which we may acquire or establish in the future. As of June 30, 2000, our subsidiaries had outstanding indebtedness and other liabilities (including trade payables) of $113.2 million. Our right to receive assets of one of our subsidiaries upon its liquidation or reorganization (and the consequent right of the holders of the notes to participate in those assets) would be effectively subordinated to the claims of a subsidiary's creditors (including trade creditors), except to the extent that we are recognized as a creditor of a subsidiary. In that case, our claims would still be subordinate to any security interests in the assets of that subsidiary.

THE NOTES ARE NOT PROTECTED BY RESTRICTIVE COVENANTS THAT LIMIT OUR BUSINESS ACTIVITIES.

     The indenture governing the notes does not contain any financial covenants or restrictions on the payment of dividends, the incurrence of indebtedness, including senior indebtedness, or the issuance or repurchase of securities by us or any of our subsidiaries. The indenture contains no covenants or other provisions to afford protection to holders of the notes in the event of a highly leveraged transaction except to a certain extent.

WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH TO SERVICE OUR INDEBTEDNESS.

     Our ability to service our indebtedness, including the notes, and to fund planned capital expenditures, development and operating costs will depend on our ability to generate cash in the future through sales of our services. Our available liquidity may not be sufficient to service our indebtedness, including the notes or to fund our other cash needs. We may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity but we may not be able to do so on commercially reasonable terms, or at all. Without sufficient funds to service our indebtedness, we would have serious liquidity constraints and would need to seek additional financing from other sources, but we may not be able to do so on commercially reasonable terms, or at all.

WE MAY BE UNABLE TO RAISE THE FUNDS NECESSARY TO PURCHASE THE NOTES IN THE EVENT OF A CHANGE IN CONTROL.

     In the event of a change of control, each holder of notes will have the right, at the holder's option, to require us to purchase all or any part of such holder's notes. We may not have sufficient financial resources and may not be able to arrange financing to pay the purchase price of such notes. Our ability to purchase the notes in such event may be limited by law, the indenture and the terms of other agreements relating to borrowings that constitute senior indebtedness, as such indebtedness or agreements may be entered into, replaced, supplemented or amended at any time or from time to time without the consent of the holders of the notes. We may be required to refinance our senior indebtedness in order to make any such payment. We may not have the financial ability to purchase the notes in the event payment of our senior indebtedness is accelerated. The term "change in control" is limited to certain specified transactions and may not include other events that might adversely affect our financial condition or result in a downgrade of the credit rating of the notes, nor would the requirement that we offer to purchase the notes upon a change in control necessarily afford holders of the notes protection in the event of a highly leveraged transaction, reorganization, merger or similar transaction.

WE CANNOT ASSURE YOU THAT AN ACTIVE TRADING MARKET WILL DEVELOP OR BE MAINTAINED FOR THE NOTES.

     The notes were issued in April and May 2000 to a small number of purchasers. The initial purchasers of the notes have informed us that they intend to make a market in the notes. However, the initial purchasers may cease their market-making at any time. In addition, the liquidity of the trading market in the notes, and the market price quoted for the notes, may be adversely affected by changes in the overall market for high yield securities and by changes in our financial performance or prospects or in the prospects for companies in our industry generally. As a result, you cannot be sure that an active trading market will develop or be maintained for the notes.

THE PRICE OF OUR SECURITIES HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     The trading price of our common stock has been and the trading price of our common stock and the notes may continue to be volatile. From October 1, 1998 through August 8, 2000, our stock price fluctuated between a low of $5.06 per share and a high of $57.38 per share. On August 8, 2000, the reported last sale price for our common stock was $37.6875. The price of our common stock and the notes may fluctuate significantly in response to a number of events and factors relating to our company, our competitors and the market for our services, many of which are beyond our control, such as:

     .    quarterly variations in our operating results;
     . announcements of new technological innovations, equipment or service offerings by us or our competitors;
     .    announcements of new products or enhancement by our customers;
     . changes in financial estimates and recommendations by securities analysts; and
     .    news relating to trends in our markets.

     In addition, the stock market in general, and the market prices for technology companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of these companies. These broad market and industry fluctuations may adversely affect the market price of our common stock and the notes, regardless of our operating performance.

     Recently, when the market price of a security has been volatile, holders of that security have often instituted securities class action litigation against the company that issued the security. We have been the subject of such a lawsuit. If any of our stockholders brought another securities class action lawsuit against us, we could incur substantial additional costs defending that lawsuit. The lawsuit could also divert the time and attention of our management and an adverse judgment could cause our financial condition or operating results to suffer.

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY, AND THIS COULD DEPRESS THE TRADING PRICE OF OUR SECURITIES.

     Massachusetts corporate law and our articles of organization and by-laws contain provisions that could have the effect of delaying, deferring or preventing a change in control of our company or our management. These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock and notes. These provisions:

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

     We have a $150.0 million revolving loan which bears interest at variable interest rates. Our exposure related to adverse movements in interest rates is primarily derived from the variable rate on our revolving loan. As of June 30, 2000, $80.0 million of the outstanding balance on the revolving loan was at an interest rate of 9.14% and the remaining $42.5 million was at 11.00%. An adverse change of one percent in the interest rate would cause a change in interest expense of approximately $1.2 million on an annual basis. We have a $100.0 million term loan available with an interest rate based on either the Prime Rate or the Eurocurrency Rate. The effective interest rate that the lenders will charge us under the term loan will vary depending upon our financial condition. As of June 30, 2000, there was no outstanding balance under the term loan.

     The foreign currencies to which we have exchange rate exposure are the Irish punt, the Mexican peso and the Thai baht. At June 30, 2000, international operations did not constitute a significant portion of our net sales and therefore this exposure was not considered material to us.

     Based on a hypothetical ten percent adverse movement in foreign currency exchange rates, the potential losses in future earnings, fair value of the risk-sensitive financial instruments and cash flows are immaterial. However, the actual effects of interest rates and foreign currency exchange rates may differ materially from the hypothetical analysis.

PART II. OTHER INFORMATION

ITEM 2. RECENT SALE OF UNREGISTERED SECURITIES

     In April and May 2000, the Company sold $100.0 million of 7% Convertible Subordinated Notes due April 15, 2007 in a private placement to four qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The Company received net proceeds from the sale of the notes of $95.6 million. The Company used $86.6 million of the net proceeds to acquire GSS Thailand in August 2000 and the remainder for working capital. The notes are unsecured obligations of the Company and will mature on April 15, 2007. The notes are contractually subordinated in right of payment to all our existing and future senior indebtedness.

     Holders of the notes may convert the notes into shares of common stock at any time prior to the maturity at an initial conversion price of $42.90 per share, subject to adjustment; provided that a holder's right to convert a note called for redemption will terminate on the business day immediately preceding the redemption date. The Company may redeem some or all of the notes at any time on or after October 20, 2001 and prior to April 20, 2003 at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to the redemption date, if (1) the closing price of the Company's common stock has exceeded 140% of the conversion price of the notes for at least 20 of the 30 trading days prior to the mailing of the redemption notice, and (2) in accordance with the terms of the Registration Rights Agreement, the shelf registration statement covering resales of the notes and the common stock issuable upon conversion of the notes is effective and available for use and expected to remain effective and available for use for the 30 days following the provisional redemption date. On and after April 20, 2003, the Company may also redeem the notes at any time at the Company's option, in whole or in part, at the redemption prices shown in the note, plus accrued interest, if any.

     The Company subsequently registered the 7% Convertible Subordinated Notes on a Registration Statement on Form S-3 (File No. 333-41406), which was declared effective on August 4, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held on May 15, 2000. Three proposals were submitted to stockholders as described in the Company's proxy statement dated April 4, 2000. The following is a brief description of the matters voted upon, the number of votes cast for and against each proposal, and the number of abstentions.

     (a) To elect two members of the Board of Directors to serve for three year terms as Class II Directors or until a successor has been duly elected and qualified, or until a earlier resignation or removal.

          Nominee:                  John A. Pino            Frederick W. Gibbs
          Votes for Nominee:          15,127,344                   15,127,344
          Votes Against Nominee:         209,630                      209,630
          Votes Unvoted:                 994,417                      994,417

     (a) To approve and adopt the amendment to the Restated Articles of Organization to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000, $.01 par value per share.

          Votes For:           14,822,413
          Votes Against:          379,630
          Abstain:                134,895
          Votes Unvoted:          994,417

     (a) To ratify the selection of the firm of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2000.

          Votes For:           15,199,872
          Votes Against:              909
          Abstain:                136,157
          Votes Unvoted:          994,417

          The term of office for the following directors continued after the meeting:

          Edward T. Cuddy (Class I), Donald G. Polich (Class I), Bruce R. Gardner (Class III) and David S. Lee (Class III).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1 Credit Agreement among ACT Manufacturing, Inc., The Several Lenders from Time to Time Parties Thereto, Credit Suisse First Boston as Syndication Agent, Societe Generale as Documentation Agent and The Chase Manhattan Bank as Administrative Agent dated as of June 29, 2000
10.2 Guarantee and Collateral Agreement among ACT Manufacturing, Inc., Certain of its Subsidiaries and The Chase Manhattan Bank dated as of June 29, 2000
10.3   Form of Term Note
10.4   Form of Multi-Currency Revolving Credit Note
10.5   Form of U.S. Dollar Revolving Credit Note
10.6 Master Equipment Lease Agreement No. 35018 between Fleet Capital Corporation and ACT Manufacturing, Inc. dated June 6, 2000
11     Computation of Net Income Per Common Share
21     Subsidiaries
27     Financial Data Schedule

(b) Reports on Form 8-K:

     The Registrant filed a report on Form 8-K on August 9, 2000, which announced that the Company completed the acquisition of 99.02% of the issued shares and outstanding options of GSS Array Technology Public Company Limited for the purchase price of approximately $86.6 million.

     The Registrant filed a report on Form 8-K on July 14, 2000, which reported that the Company entered into a Share Purchase Agreement to acquire all of the issued shares of Bull Electronics Angers S.A. for the purchase price of approximately $56.6 million.

     The Registrant filed a report on Form 8-K on April 6, 2000, which announced that it intended to raise approximately $100.0 million through an offering of convertible subordinated notes to qualified institutional buyers.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 10, 2000                     ACT MANUFACTURING, INC.

                                    /s/ JEFFREY B. LAVIN
                                    --------------------

                                    Jeffrey B. Lavin
                                    Vice President of Finance
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT                       DESCRIPTION
-------                       -----------

10.1 Credit Agreement among ACT Manufacturing, Inc., The Several Lenders from Time to Time Parties Thereto, Credit Suisse First Boston as Syndication Agent, Societe Generale as Documentation Agent and The Chase Manhattan Bank as Administrative Agent dated as of June 29, 2000
10.2 Guarantee and Collateral Agreement among ACT Manufacturing, Inc., Certain of its Subsidiaries and The Chase Manhattan Bank dated as of June 29, 2000
10.3     Form of Term Note
10.4     Form of Multi-Currency Revolving Credit Note
10.5     Form of U.S. Dollar Revolving Credit Note
10.6 Master Equipment Lease Agreement No. 35018 between Fleet Capital Corporation and ACT Manufacturing, Inc. dated June 6, 2000
11       Computation of Net Income Per Common Share
21       Subsidiaries
27       Financial Data Schedule