Form 10-Q
period 2000-09-30
ACT MANUFACTURING INC
filed 2000-11-14
CIK 937971

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

                                       or

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ To _____

                         Commission File Number: 0-25560

                             ACT MANUFACTURING, INC.
                             ----------------------

             (Exact name of registrant as specified in its charter)


               Massachusetts                          04-2777507
               -------------------------------------------------
        (State or other jurisdiction of           (IRS Employer ID. No.)
        incorporation or organization)


          2 Cabot Road    Hudson, Massachusetts               01749
          ---------------------------------------------------------
         (Address of principal executive offices)           (zip code)

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

Yes [X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock                                    17,038,742 Shares
    ------------                                    -----------------
      (Class)                               (Outstanding on November 10, 2000)

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                  Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited):

           Condensed Consolidated Statements of Operations for the three and
           nine months ended September 30, 2000 and 1999.......................    3

           Consolidated Statements of Comprehensive Income for the three and
           nine months ended September 30, 2000 and 1999.......................    3

           Condensed Consolidated Balance Sheets as of September 30, 2000 and
           December 31, 1999...................................................    4

           Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2000 and 1999...................................    5

           Notes to Unaudited Condensed Consolidated Financial Statements......    6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations...............................................   12

Item 3.    Quantitative and Qualitative Disclosures about Market Risk..........   27

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K....................................   28

           Signatures..........................................................   29

           Exhibit Index.......................................................   30


PART I. FINANCIAL INFORMATION

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data - unaudited)






                                                    Three Months Ended           Nine Months Ended
                                                       September 30,              September 30,
                                                  ----------------------     ----------------------
                                                     2000         1999          2000        1999
                                                  ---------    ---------     ---------    ---------
Net sales........................................ $ 368,515    $ 180,105     $ 850,573    $ 483,571
Cost of goods sold...............................   335,203      165,283       774,571      447,253
                                                  ---------    ---------     ---------    ---------
Gross profit.....................................    33,312       14,822        76,002       36,318

Selling, general and administrative expenses.....    12,260        7,085        29,509       21,465
Amortization of  goodwill........................     1,395          120         1,867          342
Merger costs.....................................      --          5,601          --          5,601
                                                  ---------    ---------     ---------    ---------
Operating income.................................    19,657        2,016        44,626        8,910
                                                  ---------    ---------     ---------    ---------

Interest and other expense, net..................     5,701        1,228         9,066        3,250
                                                  ---------    ---------     ---------    ---------

Income before provision for income taxes.........    13,956          788        35,560        5,660

Provision for income taxes.......................     5,756        2,536        14,182        4,530
                                                  ---------    ---------     ---------    ---------

Net income (loss)................................ $   8,200    $  (1,748)    $  21,378    $   1,130
                                                  =========    =========     =========    =========

Basic net income (loss) per common share......... $    0.48    $   (0.13)    $    1.28    $    0.09
                                                  =========    =========     =========    =========
Diluted net income  (loss) per common share...... $    0.45    $   (0.13)    $    1.17    $    0.08
                                                  =========    =========     =========    =========
Weighted average shares outstanding -- basic.....    16,919       12,990        16,728       12,880
Weighted average shares outstanding -- diluted...    18,256       12,990        18,239       13,500


                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (in thousands - unaudited)


                                             Three Months Ended        Nine Months Ended
                                               September 30,              September 30,
                                           ----------------------    ---------------------
                                             2000         1999         2000         1999
                                           --------     ---------    --------     --------
Net income (loss)........................  $  8,200     $ (1,748)    $ 21,378     $  1,130
Other comprehensive (loss) income:
Foreign currency translation adjustment..      (298)        --           (614)          81
                                           --------     ---------    --------     --------
Comprehensive income (loss)..............  $  7,902     $ (1,748)    $ 20,764     $  1,211
                                           ========     =========    ========     ========

   The accompanying notes are an integral part of these financial statements.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                     (Unaudited)
                                                     September 30,         December 31,
                                                        2000                  1999
                                                     -----------           -----------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents......................... $    51,073           $     4,558
  Accounts and notes receivable, net................     364,272               160,830
  Inventory.........................................     410,283               171,762
  Deferred tax asset................................       2,089                 1,252
  Prepaid expenses and other assets.................      21,220                 2,925
                                                     -----------           -----------
    Total current assets............................     848,937               341,327
                                                     -----------           -----------
PROPERTY AND EQUIPMENT--Net.........................      70,205                38,047
INVESTMENT IN AND NOTES RECEIVABLE FROM AFFILIATE...       1,061                 6,434
DEFERRED TAX ASSET..................................       2,257                  --
GOODWILL--Net.......................................     147,739                10,334
OTHER ASSETS--Net...................................      19,118                 6,184
                                                     -----------           -----------
TOTAL............................................... $ 1,089,317           $   402,326
                                                     ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable bank................................ $    25,905           $      --
  Current portion of long-term debt and
       other liabilities............................      24,531                 4,097
  Accounts payable..................................     376,789               153,764
  Advance from customer.............................      50,000                  --
  Due to Bull SA....................................      41,166                  --
  Accrued compensation and related taxes............       8,220                 3,769
  Deferred tax liability............................         253                   253
  Accrued expenses and income tax payable...........      39,141                 9,024
                                                     -----------           -----------
    Total current liabilities.......................     566,005               170,907
                                                     -----------           -----------

LONG-TERM DEBT--less current portion................     205,464                46,933
CONVERTIBLE SUBORDINATED NOTES......................     100,000                  --
DEFERRED TAX LIABILITY..............................       5,444                 2,735
OTHER LONG-TERM LIABILITES..........................       7,563                 3,622
CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
  Common stock......................................         170                   165
  Additional paid-in capital........................     163,830               157,887
  Accumulated other comprehensive loss..............      (1,251)                 (637)
  Retained earnings.................................      42,092                20,714
                                                     -----------           -----------
    Total stockholders' equity......................     204,841               178,129
                                                     -----------           -----------

TOTAL............................................... $ 1,089,317           $   402,326
                                                     ===========           ===========



   The accompanying notes are an integral part of these financial statements.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands - unaudited)


                                                                 Nine Months Ended
                                                                   September 30,
                                                              -----------------------
                                                                 2000          1999
                                                              ---------     ---------
Cash flows from operating activities:
  Net income................................................  $  21,378     $   1,130
  Adjustments to reconcile net income to net cash
  used for operating activities:
    Depreciation and amortization...........................      9,411         4,932
    Deferred income taxes...................................        221          --
    Gain on the sale of investment in affiliate.............       (894)         --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................   (147,352)        3,193
    Inventory...............................................    (94,287)      (38,800)
    Prepaid expenses and other assets.......................     (7,584)         (906)
    Accounts payable........................................     80,814        10,324
    Advance from customer...................................     50,000          --
    Accrued expenses and other..............................     17,408         4,562
                                                              ---------     ---------
  Net cash used for operating activities....................    (70,885)      (15,565)

Cash flows from investing activities:
  Acquisition of property and equipment.....................     (6,998)       (4,219)
  Proceeds from the sale of investment in affiliate.........      6,417          --
  Increase in other assets..................................    (12,789)       (1,331)
  Acquisitions, net of cash acquired........................   (136,073)         --
                                                              ---------     ---------
Net cash used for investing activities......................   (149,443)       (5,550)

Cash flows from financing activities:
  Net borrowings under line-of-credit agreements............     93,861        13,741
  Proceeds from the sale of convertible subordinated notes..    100,000          --
  Net borrowings on term loan...............................     68,640         7,000
  Decrease in other liabilities.............................     (2,754)       (3,769)
  Net proceeds from sale of stock...........................      5,948         1,964
                                                              ---------     ---------
Net cash provided by financing activities...................    265,695        18,936

Effect of exchange rate changes on cash and equivalents.....      1,148            81
                                                              ---------     ---------
Net increase (decrease) in cash and cash equivalents........     46,515        (2,098)
Cash and cash equivalents, beginning of period..............      4,558         6,406
                                                              ---------     ---------
Cash and cash equivalents, end of period....................  $  51,073     $   4,308
                                                              =========     =========

   The accompanying notes are an integral part of these financial statements.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

  The unaudited interim condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management are of a normal recurring nature, necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in ACT Manufacturing Inc.'s ("the Company") annual consolidated financial statements have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements. The results of operations for the interim period ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the period ended December 31, 1999 filed with the Securities and Exchange Commission.

Basis of Consolidation

  The accompanying unaudited interim condensed consolidated financial statements include the accounts of ACT Manufacturing, Inc. and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated.


2. ACQUISITION ACTIVITY

  On August 2, 2000, we purchased 99.02% of the issued shares and outstanding options of GSS Array Technology Public Company Limited ("GSS Thailand") for a purchase price of approximately $86.7 million. On August 31, 2000, we purchased all of the issued shares of Bull Electronics Angers S.A. ("BEA") for a purchase price of approximately $56.6 million, plus a working capital adjustment based on the August 31, 2000 closing balance sheet of BEA. Currently, we anticipate that the working capital adjustment will approximate $41.2 million which we expect to pay in December 2000.

  The GSS Thailand and BEA acquisitions have both been accounted for under the purchase method of accounting, and accordingly, the results of operations of GSS Thailand and BEA have been included in our condensed consolidated financial statements from the respective date of acquisition. GSS Thailand will maintain its November 24 fiscal year; accordingly, approximately one month (August 2000) of its operations are included in our third quarter fiscal 2000 actual results. BEA's fiscal year is December 31; accordingly, one month (September 2000) of its operations are included in our third quarter fiscal 2000 actual results. The respective purchase prices have been allocated to the net assets acquired based upon their fair values. For both the GSS Thailand and BEA acquisitions, the purchase price exceeded the respective fair value of the assets acquired and liabilities assumed resulting in goodwill being recorded. Such goodwill is amortized over its estimated useful life of ten years.

  Below are tables of the purchase price and purchase price allocation for GSS Thailand and BEA as of September 30, 2000. The purchase price and purchase price allocation are subject to change.



Purchase price (in thousands):                GSS Thailand         BEA          Total
------------------------------                ------------         ---          -----
         Cash paid at closing................. $ 86,692         $ 56,600      $143,292
         Estimated working capital adjustment
            payable...........................     --             41,166        41,166
         Estimated transaction costs..........    4,108            3,534         7,642
                                               --------         --------      --------
            Total purchase price.............. $ 90,800         $101,300      $192,100
                                               ========         ========      ========

Purchase price allocation (in thousands):
         Fair value of net assets acquired.... $ (8,055)        $ 60,911      $ 52,856
         Goodwill and other intangibles.......   98,855           40,389       139,244
                                               --------         --------      --------
            Total purchase price allocation... $ 90,800         $101,300      $192,100
                                               ========         ========      ========

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)


  The following unaudited supplemental pro forma condensed combined financial information is provided to reflect net sales, net loss and net loss per common share as if the consummation of the GSS Thailand and BEA acquisitions had taken place at the beginning of each period presented below. We have not provided supplemental pro forma information for the nine months ended September 30, 1999 because such information was not available nor reasonably obtainable.

                           (in thousands, except per share data)
                                       (unaudited)

                            For the Nine              For the
                            Months Ended             Year Ended
                         September 30, 2000      December 31, 1999
                         ------------------      -----------------

Net sales..................   $ 1,187,934             $ 1,159,585
                              ===========             ===========

Net loss...................   $    (4,339)            $   (25,683)
                              ===========             ===========

Net loss per common share..   $     (0.26)            $     (1.94)
                              ===========             ===========


3. BANK FINANCING

  On June 29, 2000, the Company entered into a Credit Agreement with a syndicate of financial institutions led by The Chase Manhattan Bank as administrative agent to replace the Company's previous credit facility. The Credit Agreement provides that the lenders will make available to the Company up to $150.0 million of revolving loans (up to $20.0 million of which the Company may use in a variety of currencies, and the balance of which the Company may use in U.S. dollars) and up to $100.0 million of term loans ($75.0 million of which the Company used to acquire BEA and $25.0 million of which the Company may use to refinance the debt of GSS Thailand).

  The revolving loans are subject to a borrowing base formula, under which the Company may borrow up to specified percentages of the value of various categories of its assets, including accounts receivable, inventory, machinery and equipment. Interest is payable either monthly or quarterly, at the election of the Company, at an interest rate based on either the prime rate of The Chase Manhattan Bank or the prevailing rates in the Eurocurrency market. The Company must repay all revolving loans by June 28, 2005. The Company borrowed the $75.0 million French portion of the term loans on August 31, 2000 and is required to borrow the $25.0 million Thai portion of the term loans, if at all, by December 29, 2000. The Company is required to repay all term loans in quarterly installments from December 31, 2000 through June 28, 2005.

  The Credit Agreement requires the Company to meet certain financial conditions, including net worth and the ratio of total debt, senior secured debt and interest and other fixed charges, to earnings. The Credit Agreement is secured by substantially all of the assets of the Company. In addition, the Credit Agreement limits the Company's ability, among other things, to incur debt, grant liens, dispose of its properties, pay dividends, make capital expenditures or investments or enter into mergers or acquisitions.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

  At September 30, 2000, $137.5 million of the revolving loans was utilized and an additional $10.4 million was available for use based upon the applicable borrowing base. At September 30, 2000, $75.0 million of the term loan was utilized and $25.0 million was available for use. At September 30, 2000, $80.0 million of the revolving loans was at an interest rate of 9.12% and the remaining $37.5 million was at an interest rate of 11.00%. The interest rate on the term loan was 11.00%.

  GSS Thailand has working capital credit facilities with various financial institutions aggregating $33.1 million, of which $26.0 million was outstanding as of September 30, 2000. Their working capital credit facilities bear interest at LIBOR plus 3% to LIBOR plus 4%.

  GSS Thailand also has a loan outstanding denominated in Thai BAHT. As of September 30, 2000, the outstanding balance was BAHT 160 million ($3.9 million). The Thai BAHT loan requires monthly principal payments of BAHT 4.6 million ($108,000) with the final payment due July 2003. Interest on the Thai BAHT loan is payable monthly at a floating rate currently equal to 8%.

  GSS Thailand also has a loan outstanding in the amount of $10.5 million. The original amount of the loan, when issued in October 1996, was $24.0 million. The loan agreement provides for quarterly principal and interest payments over the four-year term with interest charged at a rate of LIBOR plus 3%. The loan contract maturity date was October 16, 2000. GSS Thailand is currently past due on principal payments on this loan. Additionally, GSS Thailand's debt to equity ratio exceeded that contained in the loan agreement. The financial institutions party to this loan also provide $24.5 million of the working capital facility above, as well as, the Thai BAHT loan above. The lenders may enforce their rights under the loan agreement to call the debt at any time. Accordingly, we presented the long-term liabilities related to these loan agreements as current liabilities under the heading "Notes payable bank" in our condensed consolidated balance sheet as of September 30, 2000.

  The GSS Thailand credit facilities and loans are secured by a pledge of GSS Thailand's fixed deposits and by a mortgage of its land, buildings, machinery and equipment.

  The financial institutions providing credit facilities to GSS Thailand have taken no action with regard to any defaults under the loan agreements, nor have they accelerated payments or maturities. No assurances can be given that they will not exercise their rights under the loan agreements. We are currently in discussions with the financial institutions to renegotiate or refinance the Thailand credit facilities.

  On November 2, 2000, BEA entered into a new Credit Agreement with a syndicate of financial institutions led by Societe Generale. The Credit Agreement provides that the lenders will make available to the Company up to approximately $10.7 million of revolving loans. The Credit Agreement is unsecured and interest is payable monthly at an interest rate based on the rates in the Eurocurrency market.

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

5. INVENTORY

  Inventory consisted of the following at the dates indicated (in thousands):

                                        September 30,  December 31,
                                            2000           1999
                                            ----           ----
Raw material.....................         $345,276       $125,869
Work in process..................           43,004         42,039
Finished goods...................           22,003          3,854
                                          --------       --------

 Total...........................         $410,283       $171,762
                                          ========       ========

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)


6. NET INCOME (LOSS) PER COMMON SHARE

  Basic net income (loss) per common share is computed by dividing net income
(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution as if common equivalent shares outstanding (common stock options and the exchange of convertible notes for common stock) were exercised and/or converted into common stock unless the effect of such equivalent shares was antidilutive.

  A reconciliation of net income (loss) per common share and the weighted average shares used in the earnings per share ("EPS") calculations for the periods indicated is as follows (in thousands, except per share data):



                                                       Net Income        Weighted     Net Income
                                                           (Loss)     Average Shares  (Loss) Per
                                                      (Numerator)     (Denominator)     Share
                                                      -----------     -------------     -----
Three Months Ended September 30, 2000
              Basic...............................     $  8,200          16,919        $   0.48
                                                       ========

              Effect of stock options.............                        1,337           (0.03)
                                                                         ------        --------

              Diluted.............................     $  8,200          18,256        $   0.45
                                                       ========          ======        ========


Three Months Ended September 30, 1999
              Basic...............................     $ (1,748)         12,990        $  (0.13)
                                                       ========

              Effect of stock options.............                         --              --
                                                                         ------        --------

              Diluted.............................     $ (1,748)         12,990        $  (0.13)
                                                       ========          ======        ========


Nine Months Ended September 30, 2000
              Basic...............................     $ 21,378          16,728        $   1.28
                                                       ========

              Effect of  stock options............                        1,511           (0.11)
                                                                         ------        --------

              Diluted.............................     $ 21,378          18,239        $   1.17
                                                       ========          ======        ========

Nine Months Ended September 30, 1999
              Basic...............................     $  1,130          12,880        $   0.09
                                                       ========

              Effect of stock options.............                          620           (0.01)
                                                                         ------        --------

              Diluted.............................     $  1,130          13,500        $   0.08
                                                       ========          ======        ========


  For both the three-month and nine-month periods ended September 30, 2000, the conversion of the convertible subordinated notes was excluded from the computation of diluted EPS as their inclusion would have been antidilutive. For both the three-month and nine-month periods ended September 30, 1999, options to purchase shares of common stock totaling 552,411 and 597,678, respectively, were outstanding at the end of the periods, but were not included in the computation of diluted EPS. The exercise prices on these options were either greater than the average market price for the common stock or there was a net loss for the period, and, therefore, their effect would be antidilutive.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

7. SEGMENT REPORTING

  The Company operates within a single segment of the electronics manufacturing services industry. The Company organizes itself as one segment reporting to the Company's chief decision maker.

  A summary of the principal service offerings' net sales for the three and nine months ended September 30, 2000 and 1999 is as follows (in thousands):


                               Three Months Ended      Nine Months Ended
                                 September 30,           September 30,
                               ------------------      -----------------
                               2000         1999       2000         1999
                              --------    --------    --------    --------
    Printed circuit boards... $356,267    $172,996    $819,651    $461,037
    Cable and harness........   12,248       7,109      30,922      22,534
                              --------    --------    --------    --------
    Total.................... $368,515    $180,105    $850,573    $483,571
                              ========    ========    ========    ========

  As discussed in Note 2 to these condensed consolidated financial statements, during the three months ended September 30, 2000, we acquired GSS Thailand and BEA. Approximately one month of each of these operations has been included in our condensed consolidated financial results for the three months ended September 30, 2000. Financial and operational integration of these acquisitions is currently underway. While this integration is continuing, we are operating our business as a single segment reporting entity, but are evaluating the integration of our new acquisitions and their impact if any, on the overall decision making of the Company. This evaluation process will likely be completed during the fourth quarter of 2000, at which time we will decide whether additional segment reporting information is appropriate.


8. RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is in the beginning phase of the implementation process to adopt this Standard and therefore is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company. The Company will adopt this accounting standard on January 1, 2001, as required.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. SAB No. 101 requires companies to report any changes in revenue recognition as a cumulative effect from a change in accounting principles at the time of adoption. The Company adopted SAB No. 101 on October 1, 2000, as required, and has concluded that SAB No. 101 did not have any effect on the Company's revenue recognition policies and practices.

  In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for certain transactions and certain disclosures in the fiscal year ending December 31, 2001. The Company is currently evaluating the impact of SFAS No. 140 on its financial statements and related disclosures, but does not expect that any impact will be material.

9. CONTINGENCIES

  In December 1993, CMC Industries retained the services of a consultant to assist in quantifying the potential exposure to CMC in connection with clean-up and related costs of a former manufacturing site. This site is commonly known as the ITT Telecommunications site in Tennessee. The consultant initially estimated that the cost to remove and dispose of the contaminated soil would be approximately $200,000. CMC subsequently entered into a voluntary agreement to investigate the site with the Tennessee Department of Environment and Conservation. In addition, CMC agreed to reimburse a tenant

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)

of the site $115,000 for expenditures previously incurred to investigate environmental conditions at the site. CMC recorded a total provision of $320,000 based on these estimates. In fiscal 1995, an environmental consultant estimated that the cost of a full study combined with short and long term remediation of the site may cost between $3.0 and $4.0 million. Subsequent environmental studies done in 1999 have estimated such costs as between $750,000 and $3.5 million. During CMC's fiscal 1996, the State of Tennessee's Department of Environment and Conservation named certain potentially responsible parties in relation to the former facility. CMC was not named as a potentially responsible party. However, Alcatel, Inc., a potentially responsible party named by the State of Tennessee's Department of Environment and Conservation and a former owner of CMC, sought indemnification from CMC under the purchase agreement by which CMC acquired the stock of one of the operators of the facility. To date, Alcatel has not filed any legal proceedings to enforce its indemnification claim. However, Alcatel could initiate such proceedings and other third parties could assert claims against us relating to remediation of the site. We have entered into an agreement with Alcatel pursuant to which the statute of limitations on their indemnification claim is tolled for a period of time. In the event any proceedings are initiated or any claim is made, the Company would defend itself vigorously but defense or resolution of this matter could negatively impact our financial position and results of operations.

From time to time, the Company is also subject to claims or litigation incidental to its business. The Company does not believe that any incidental claims or litigation will have a material adverse effect on its results of operations.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

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

OVERVIEW

  We are a leading provider of value-added electronics manufacturing services to original equipment manufacturers ("OEMs") in the networking and telecommunications, computer and industrial and medical equipment markets. We provide OEMs with complex printed circuit board assembly, primarily utilizing advanced surface mount technology, electro-mechanical sub-assembly, total system assembly and integration, and mechanical and molded cable and harness assembly. We target and have developed a particular expertise in serving both emerging and established OEMs who require moderate volume production runs of complex, leading-edge commercial market applications. These applications are generally characterized by multiple configurations and high printed circuit board densities. As a result, they generally require technologically-advanced and flexible manufacturing processes as well as a high degree of other value-added services. As an integral part of our offerings to customers, we provide the following value-added services: new product introduction services, advanced manufacturing and test engineering, flexible materials management, comprehensive test services, product diagnostics and repair, packaging, order fulfillment and distribution services.

  We currently manufacture at eleven facilities having an aggregate of approximately 1.5 million square feet. Of our leased manufacturing facilities, four of the facilities are located in Massachusetts and one facility is located in each of Santa Clara, California; Lawrenceville, Georgia; Corinth, Mississippi; and Dublin, Ireland. We also own a 4.4-acre tract of land and a 110,000 square foot manufacturing facility on that property in Hermosillo, Mexico, a 240,000 square foot manufacturing facility in Thailand and an approximately 230,000 square foot manufacturing facility in Angers, France. All of our manufacturing facilities have been certified to the ISO 9002 international quality standard, except our Corinth, Mississippi facility which has been certified to the ISO 9001 international quality standard. We have signed a lease for a new 202,000 square foot facility in San Jose, California that is under construction. We plan to move our existing Santa Clara operations and equipment to this new facility. We expect to begin operating in this new facility in the first quarter of 2001. We are also in the planning stages of adding capacity in our Mexico facility and plan on opening an 80,000 square foot new products introduction, prototype and manufacturing facility in Dallas, Texas. We expect to complete both this expansion in Mexico and the new facility in Texas in the second quarter of fiscal 2001. Our facilities contained 102 surface mount technology lines at September 30, 2000.

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

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

  Our net sales increased $188.4 million or 104.6% to $368.5 million for the three-month period ended September 30, 2000 compared with $180.1 million for the comparable period in 1999. The increase was attributable principally to a net expansion of business in our printed circuit board assembly service offering of $111.4 million from existing customers as well as new customers in the networking and telecommunications market, the inclusion of BEA net sales of $55.2 million for approximately one month of operations following its acquisition on August 31, 2000, and the inclusion of GSS Thailand net sales of $18.2 million for approximately one month of operations following its acquisition on August 2, 2000.

  Net sales in the printed circuit board assembly service offering (including value-added services such as new product introduction, system integration, test, repair and order fulfillment) as a percentage of net sales was approximately 97% for the three-month period ended September 30, 2000 compared to approximately 96% for the comparable period in 1999. Net sales in the cable and harness assembly service offering accounted for approximately 3% of net sales for the three-month period ended September 30, 2000 compared to approximately 4% of net sales for the comparable period in 1999.

  Gross profit increased $18.5 million or 124.7% to $33.3 million for the three months ended September 30, 2000 compared with $14.8 million for the comparable period in 1999. Gross profit as a percentage of net sales ("gross margin") increased to 9.0% for the three months ended September 30, 2000 from 8.2% for the three months ended September 30, 1999. Our margin increase was primarily attributable to the growth in our sales volume, economies of scale associated with our higher purchasing volumes and increased absorption of overhead in our Mexican facility. Gross margin for the three months ended September 30, 2000 was impacted negatively by higher costs attributable to overtime and overhead costs to process parts received late in the quarter to meet customer requirements. In the three months ended September 30, 2000, our overall gross margin benefited from the approximately one month inclusion of both GSS Thailand and BEA, as our gross margin before their inclusion was 8.7%.

  Selling, general and administrative ("SG&A") expenses increased $5.2 million or 73.2% to $12.3 million, or 3.3% of net sales, for the three months ended September 30, 2000 compared with $7.1 million, or 3.9% of net sales, for the three months ended September 30, 1999. SG&A expenses as a percentage of net sales decreased as a result of our continued focus on cost management programs while sales volume increased. SG&A expenses increased in absolute dollars due to our acquisitions of BEA and GSS Thailand and the additional spending in corporate infrastructure to support our larger revenue base. We expect to continue additional spending for corporate infrastructure to support our larger revenue base over the next several quarters.

  Amortization of goodwill increased $1.3 million to $1.4 million for the three months ended September 30, 2000 compared to $0.1 million for the three months
ended September 30, 1999.   The increase is due to the additional goodwill
amortization resulting from the purchases of GSS Thailand and BEA.

  A charge of $5.6 million in fiscal 1999 for merger costs related to the July 29, 1999 merger with CMC Industries, Inc. consisted primarily of investment banking, legal, accounting, printing and integration expenses and certain other fees and expenses directly related to the merger.

  Operating income increased $17.6 million to $19.7 million, or 5.3% of net sales, for the three months ended September 30, 2000 compared with operating income of $2.0 million, or 1.1% of net sales, for the comparable period in 1999 as a result of the above factors.

  Interest and other expense, net increased 364.3% to $5.7 million for the three months ended September 30, 2000 compared to $1.2 million for the three months ended September 30, 1999. This increase is primarily attributable to higher working capital requirements resulting in a higher average loan balance for the three-month period ended September 30, 2000. Also included in interest and other expense, net for the three months ended September 30, 2000 is $1.8 million of interest incurred on our 7% convertible subordinated notes, offset by $0.9 million of interest income earned on the reinvestment of the proceeds we
received in connection with the issuance of these notes.   Also included in
interest and other expense, net for the three months ended September 30, 2000 is $0.6 million of interest incurred on our $75.0 million term loan, which was drawn on August 31, 2000.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

  We recorded a provision for income taxes of $5.8 million and $2.5 million for the three months ended September 30, 2000 and 1999, respectively. In the three months ended September 30, 2000, we provided for income taxes using a 37.5% effective tax rate, excluding goodwill charges, which are not deductible for tax purposes. In the three months ended September 30, 1999, we provided for income taxes using a 40% effective tax rate, excluding merger costs, which are not deductible for tax purposes. In Thailand, we currently operate under a "tax holiday" that will expire in 2002 unless it is renewed. Upon the expiration of the "tax holiday" we will become subject to taxation at a rate of 30% per annum in Thailand. The rate at which income taxes will be provided in future periods will depend on taxable income by tax jurisdiction.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

  Our net sales increased $367.0 million or 75.9% to $850.6 million for the nine-month period ended September 30, 2000 compared with $483.6 million for the comparable period in 1999. The increase was attributable principally to a net expansion of business in our printed circuit board assembly service offering of $287.3 million from existing customers as well as new customers in the networking and telecommunications market, the inclusion of BEA net sales of $55.2 million for approximately one month of operations following its acquisition on August 31, 2000, and the inclusion of GSS Thailand net sales of $18.2 million for approximately one month of operations following its acquisition on August 2, 2000.

  Net sales in the printed circuit board assembly service offering (including value-added services such as new product introduction, system integration, test, repair and order fulfillment) as a percentage of net sales was approximately 96% for the nine-month period ended September 30, 2000 compared to approximately 95% for the comparable period in 1999. Net sales in the cable and harness assembly service offering accounted for approximately 4% of net sales for the nine-month period ended September 30, 2000 compared to approximately 5% of net sales for the comparable period in 1999.

  Gross profit increased $39.7 million or 109.3% to $76.0 million for the nine months ended September 30, 2000 compared with $36.3 million for the comparable period in 1999. Gross margin increased to 8.9% for the nine months ended September 30, 2000 from 7.5% for the nine months ended September 30, 1999. Our margin increase was primarily attributable to the growth in our sales volume, economies of scale associated with our higher purchasing volumes, an increase in sales with higher margins in the first quarter and increased absorption of overhead in our Mexican and Massachusetts facilities.

  SG&A expenses increased $8.0 million or 37.5% to $29.5 million, or 3.5% of net sales, for the nine months ended September 30, 2000 compared with $21.5 million, or 4.4% of net sales, for the nine months ended September 30, 1999. Although SG&A expenses decreased as a percentage of net sales due to our continued focus on cost management programs while sales volume increased, these expenses increased in absolute dollars due to the expenses related to our acquisitions of BEA and GSS Thailand and the additional spending in corporate infrastructure to support our larger revenue base. We expect to continue additional spending for corporate infrastructure to support our larger revenue base over the next several quarters.

  Amortization of goodwill increased $1.5 million or 445.9% to $1.9 million for the nine months ended September 30, 2000 compared to $0.3 million for the nine months ended September 30, 1999. The increase is due to the additional goodwill amortization resulting from the purchases of GSS Thailand and BEA.

  Merger costs of $5.6 million related to the July 29, 1999 merger with CMC Industries, Inc. were recorded for the nine-month period ended September 30, 1999. These merger costs consisted primarily of investment banking, legal, accounting, printing, and integration expenses and other fees and expenses directly related to the merger.

  Operating income increased $35.7 million to $44.6 million, or 5.2% of net sales, for the nine months ended September 30, 2000 compared with operating income of $8.9 million, or 1.8% of net sales, for the comparable period in 1999 as a result of the above factors.

  Interest and other expense, net increased 179.0% to $9.1 million for the nine months ended September 30, 2000 compared to $3.3 million for the nine months ended September 30, 1999. This increase is primarily attributable to higher working capital requirements resulting in a higher average loan balance for the nine-month period ended September 30, 2000. Interest and other expense, net for the nine months ended September 30, 2000 includes $3.2 million of interest incurred on our 7% convertible subordinated notes, offset by $2.0 million of interest income earned on the reinvestment of the proceeds we received in connection with the issuance of these notes. Also included in interest and other expense, net is a $0.9 million gain on the partial sale of our investment in eOn
Communications (formerly Cortelco), a related party.   In addition, for the nine
months ended September 30, 2000, we incurred $0.6 million of interest on our $75.0 million term loan, which was drawn on August 31, 2000.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES


  We recorded a provision for income taxes of $14.2 million and $4.5 million for the nine months ended September 30, 2000 and 1999, respectively. In the nine months ended September 30, 2000, we provided for income taxes using a 38% effective tax rate, excluding goodwill charges, which are not deductible for tax purposes. In the nine months ended September 30, 1999, we provided for income taxes using a 40% effective tax rate, excluding merger costs, which are not deductible for tax purposes. In Thailand, we currently operate under a "tax holiday" that will expire in 2002 unless it is renewed. Upon the expiration of the "tax holiday" we will become subject to taxation at a rate of 30% per annum in Thailand. The rate at which income taxes will be provided in future periods will depend on taxable income by tax jurisdiction.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

  We had working capital of $282.9 million at September 30, 2000 compared with $170.4 million at December 31, 1999. Operating activities used $70.9 million of cash for the first nine months of 2000 compared with cash used for operations of $15.6 million for the comparable period in 1999. The primary uses of cash for operating activities for the nine-month period ended September 30, 2000 were increases in both inventory and accounts receivable. Inventory increased $238.5 million to $410.3 million at September 30, 2000 from $171.8 million at December 31, 1999, of which $149.2 million is related to the acquisitions of BEA and GSS Thailand and the remainder of which is primarily the result of supply chain issues in the electronics component market. Accounts receivable increased $203.5 million to $364.3 million at September 30, 2000 from $160.8 million at December 31, 1999, of which $80.9 million is related to the acquisitions of BEA and GSS Thailand and the remainder of which is due to the overall net sales growth of the Company, and specifically to the back-end loading of sales during the three months ended September 30, 2000.

  These cash uses were offset, in part, by an increase in accounts payable, a $50.0 million advance from a major customer and $21.4 million in net income from operations for the nine months ended September 30, 2000. Accounts payable increased $223.0 million to $376.8 million at September 30, 2000 from $153.8 million at December 31, 1999, of which $159.6 million is related to the acquisition of BEA and GSS Thailand and the remainder of which is reflective of our inventory build-up attributable to revenue growth. In the second fiscal quarter of 2000, a major customer advanced us $50.0 million to strengthen our materials procurement capabilities and enhance the services we provide to this customer. This advance is unsecured, non-interest bearing and has no maturity date. The advance will be repaid through the offset against future invoices billed to the customer beginning after April 1, 2001.

  On June 29, 2000, we entered into a Credit Agreement with a syndicate of financial institutions led by The Chase Manhattan Bank as administrative agent to replace our previous credit facility. The Credit Agreement is secured by substantially all the assets of the Company. The Credit Agreement provides that the lenders will make available to us up to $150.0 million of revolving loans (up to $20.0 million of which we may use in a variety of currencies, and the balance of which we may use in U.S. dollars) and up to $100.0 million of term loans ($75.0 million of which we used to acquire BEA and $25.0 million of which we may use to refinance the debt of GSS Thailand). This Credit Agreement replaced the previous credit facility we executed on July 29, 1999. The former credit facility provided for a $107.0 million Senior Secured Credit Facility with a group of banks led by The Chase Manhattan Bank, and was subsequently replaced on May 12, 2000, increasing the former credit facility to $132.0 million. The former credit facility consisted of a $7.0 million, five-year term loan and a $125.0 million five-year line of credit, both of which were secured by substantially all of our assets. Under the terms of the current Credit Agreement, we were required to repay the $6.5 million portion of the $7.0 million term loan that remained outstanding as of that date.

  At September 30, 2000, $137.5 million of the revolving loans was utilized and an additional $10.4 million was available for use based upon the applicable borrowing base. At September 30, 2000, $80.0 million of the revolving loans was at an interest rate of 9.12% and the remaining $37.5 million was at an interest rate of 11.00%. At September 30, 2000, $75.0 million was utilized on the term loan and $25.0 million was available for use. The interest rate on the $75.0 million term loan was 11.00%.

  In April and May 2000, we received net proceeds of approximately $95.6 million from the sale of 7% Convertible

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

Subordinated Notes due April 15, 2007 in a private placement. Interest payments are due on these notes on April 15 and October 15 of each year. The proceeds of this convertible debt offering were used to fund the acquisition of GSS Thailand. Until allocated for specific use, the net proceeds of this offering were invested in short-term, interest-bearing, investment grade securities. We recorded approximately $3.2 million in interest expense incurred on the notes for the nine months ended September 30, 2000, which was offset by $2.0 million of interest income earned on the reinvestment of the proceeds from the notes during the same period.

  On August 2, 2000, we purchased 99.02% of the issued shares and outstanding options of GSS Thailand for approximately $86.7 million.

  GSS Thailand has working capital credit facilities with various financial institutions aggregating $33.1 million, of which $26.0 million was outstanding as of September 30, 2000. Their working capital credit facilities bear interest at LIBOR plus 3% to LIBOR plus 4%.

  GSS Thailand also has a loan outstanding denominated in Thai BAHT. As of September 30, 2000, the outstanding balance was BAHT 160 million ($3.9 million). The Thai BAHT loan requires monthly principal payments of BAHT 4.6 million ($108,000) with the final payment due July 2003. Interest on the Thai BAHT loan is payable monthly at a floating rate currently equal to 8%.

  GSS Thailand also has a loan outstanding in the amount of $10.5 million. The original amount of the loan, when issued in October 1996, was $24.0 million. The loan agreement provides for quarterly principal and interest payments over the four-year term with interest charged at a rate of LIBOR plus 3%. The loan contract maturity date was October 16, 2000. GSS Thailand is currently past due on principal payments on this loan. Additionally, GSS Thailand's debt to equity ratio exceeded that contained in the loan agreement. The financial institutions party to this loan also provide $24.5 million of the working capital facility above, as well as, the Thai BAHT loan above. The lenders may enforce their rights under the loan agreement to call the debt at any time. Accordingly, we presented the long-term liabilities related to these loan agreements as current liabilities under the heading "Note payable bank" in our condensed consolidated balance sheet as of September 30, 2000.

  The GSS Thailand credit facilities and loans are secured by a pledge of GSS Thailand's fixed deposits and by a mortgage of its land, buildings, machinery and equipment.

  The financial institutions providing credit facilities to GSS Thailand have taken no action with regard to any defaults under the loan agreements, nor have they accelerated payments or maturities. No assurances can be given that they will not exercise their rights under the loan agreements. We are currently in discussions with the financial institutions to renegotiate or refinance the Thailand credit facilities.

  On August 31, 2000, we purchased all of the issued shares of BEA for a purchase price of approximately $56.6 million, plus a working capital adjustment based on the August 31, 2000 closing balance sheet of BEA which will be prepared no later than November 30, 2000. We estimate that the working capital adjustment will approximate $41.2 million, which we expect to pay in December 2000.

  On November 2, 2000, BEA entered into a new Credit Agreement with a syndicate of financial institutions led by Societe Generale. The Credit Agreement provides that the lenders will make available to the Company up to approximately $10.7 million of revolving loans. The Credit Agreement is unsecured and interest is payable monthly at an interest rate based on the rates in the Eurocurrency market.

  We sold 575,000 shares of common stock of eOn Communications (formerly Cortelco), a related party, for net proceeds of approximately $6.4 million in the first quarter of 2000. We recognized a gain on this sale of approximately $0.9 million.

  Capital expenditures of approximately $7.0 million for the nine months ended September 30, 2000 were primarily for the acquisition of equipment related to our operations.

  We lease a manufacturing facility and certain equipment and computer software used in our manufacturing operations under capital lease agreements that expire through 2003.

  As of September 30, 2000, we had equipment lease lines of approximately $30.6 million available for purchases of manufacturing equipment, computer hardware and software and furniture.

  Our need for, cost of, and access to funds are dependent in the long-term on our future operating results as well as conditions external to us. We may require additional capital to finance further acquisitions or other enhancements to, or expansion of, our manufacturing capacity. Although no assurance can be given that any additional financing will be available on terms satisfactory to us, we may seek additional funds from time to time through public or private debt or equity offerings or through further bank borrowings or equipment lease financing.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective for fiscal years beginning after June 15, 2000. The new standard requires that all companies record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Management is in the beginning phase of the implementation process to adopt this standard and therefore is currently assessing the impact of SFAS No. 133 on the consolidated financial statements of the Company. The Company will adopt this accounting standard on January 1, 2001, as required.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. SAB No. 101 requires companies to report any changes in revenue recognition as a cumulative effect from a change in accounting principles at the time of adoption. The Company adopted SAB No. 101 on October 1, 2000, as required, and has concluded that SAB No. 101 did not have any effect on the Company's revenue recognition policies and practices.

  In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for certain transactions and certain disclosures in the fiscal year ending December 31, 2001. The Company is currently evaluating the impact of SFAS No. 140 on its financial statements and related disclosures, but does not expect that any impact will be material.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

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

WE MAY NOT REALIZE THE EXPECTED BENEFITS FROM THE GSS THAILAND AND BEA ACQUISITIONS.

  We have completed the acquisitions of GSS Thailand and BEA with the expectation that the acquisitions will result in certain benefits, including, without limitation:

     .  cost savings related to redundant activities;
     .  operating efficiencies;
     .  revenue enhancements;
     .  management enhancements; and
     .  other synergies.

  We may not realize any of the anticipated benefits of the acquisitions. Integrating GSS Thailand's and BEA's operations and personnel will be a complex and difficult process and achieving the benefits of the acquisitions will depend in large part upon the successful integration of GSS Thailand's and BEA's businesses in an efficient and timely manner. The diversion of the attention of our management and any difficulties and related costs encountered in the process of combining ACT's, GSS Thailand's and BEA's operations, could cause the disruption of, or a loss of momentum in, our activities. The inability to successfully integrate the operations and personnel of GSS Thailand and BEA, or any significant delay in achieving integration, could have a material adverse effect on our business, financial condition and results of operations. The integration of GSS Thailand and BEA will result in significant costs as well as demands on management personnel. The acquisitions may not become accretive to net income at any point in the future and the benefits derived by us in the acquisitions may not outweigh or exceed their costs.

THE GSS THAILAND AND BEA ACQUISITIONS MAY RESULT IN LOSS OF CUSTOMERS, EMPLOYEES AND SUPPLIERS.

  The completion of the acquisitions could cause certain of our or GSS Thailand's or BEA's customers to either seek alternative sources of product supply and service, or delay or change orders for products or services due to uncertainty over the integration of GSS Thailand and BEA. As a result, we may experience some customer attrition. For the same reason, we may also see certain suppliers ending their relationship with us. Difficulties in combining operations, including the uncertainty related to organizational changes, could also negatively affect employee morale and result in the loss of key employees as a result of the acquisitions. Any steps taken by us to counter such increased customer, supplier and employee attrition may not be effective. Failure by us to control attrition could have a material adverse effect on our business and results of operations.

WE EXPECT SUBSTANTIAL CONSOLIDATION AND INTEGRATION COSTS RELATED TO THE GSS THAILAND AND BEA ACQUISITIONS.

  As a result of the acquisitions, we expect that we will incur significant consolidation and integration expenses which we cannot accurately estimate at this time. We expect to charge the consolidation and integration expenses to operations in fiscal 2000. The expenses incurred in connection with the consolidation and integration of the GSS Thailand and BEA operations could have an adverse effect on our business, financial condition and results of operations.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

WE MAY FAIL TO MAKE ADDITIONAL ACQUISITIONS AND MAY NOT SUCCESSFULLY INTEGRATE ACQUISITIONS WE DO MAKE, WHICH COULD IMPAIR OUR ABILITY TO COMPETE AND COULD HARM OUR OPERATING RESULTS.

  In light of the consolidation trend in our industry, we intend to pursue selective acquisitions of additional facilities, assets, businesses or companies. We may compete for acquisition opportunities with entities having significantly greater resources than us. As a result, we may not succeed in acquiring some or all companies, facilities, assets or businesses that we seek to acquire. Failure to consummate additional acquisitions may prevent us from accumulating sufficient critical mass required by customers in this consolidating industry. This failure could significantly impact our ability to effectively compete in our targeted markets and could negatively affect our results of operations.

 Moreover, acquisitions that we do complete may result in:

     . the potentially dilutive issuance of common stock or other equity instruments;
     .    the potentially dilutive impact on our earnings per share;
     . the incurrence of debt and amortization expenses related to goodwill and other intangible assets; or
     .    the incurrence of significant costs and expenses.

  Acquisition transactions, including our recent acquisitions of GSS Thailand and BEA, also involve numerous business risks, including:

     . difficulties in assimilating the acquired operations, technologies, personnel and products;
     . difficulties in managing geographically dispersed and international operations;
     . difficulties in assimilating diverse financial reporting and management information systems;
     .    the diversion of management's attention from other business concerns;
     .    the potential disruption of our business; and
     .    the potential loss of key employees, customers or suppliers.


OUR BUSINESS MAY SUFFER IF THE NETWORKING AND TELECOMMUNICATIONS SEGMENTS OF THE ELECTRONICS INDUSTRY FAIL TO GROW AND EVOLVE.

  Our customer base has historically been concentrated in a limited number of segments within the electronics industry. Net sales to customers within the networking and telecommunications segments accounted for approximately 76% of our net sales for the nine months ended September 30, 2000, 66% in fiscal 1999 and 58% in fiscal 1998. Developments adverse to these industry segments could materially and negatively impact us. These industry segments, and the electronics industry as a whole, experience:

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

THE LOSS OF MAJOR CUSTOMERS COULD ADVERSELY AFFECT US.

  We depend on a small number of customers for a significant portion of our business. Our five largest customers accounted for approximately 60% and 52% of our net sales for the nine months ended September 30, 2000 and for fiscal 1999, respectively. For the three months ended September 30, 2000, Efficient Networks, EMC, Alcatel and Nortel Networks each accounted for 10% or more of our net sales with 17.3%, 14.4%, 13.3% and 11.2%, respectively. For the nine months ended September 30, 2000, Efficient Networks and Nortel Networks each accounted for 10% or more of our net sales, with 19.0% and 11.2%, respectively. Customers representing 10% or more of our net sales in fiscal 1999 were

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES


Nortel Networks and S-3 Incorporated (formerly Diamond Multimedia) with 15% and 13%, respectively, as compared to Nortel Networks and Micron Electronics, each with approximately 12% of our fiscal 1998 net sales. The timing and level of orders from our customers varies substantially from period to period. The historic level of net sales we have received from a specific customer in one particular period is not necessarily indicative of net sales we may receive from that customer in any future period.

  Our results may depend on our ability to diversify our customer base and reduce our reliance on particular customers. Our major customers may not continue to purchase products and services from us at current levels or at all. In particular, we terminated our business with S-3 Incorporated in March 2000, we terminated our business with Ascend, which was acquired by Lucent Technologies, in the fourth quarter of fiscal 1999 and we experienced a significant decrease in sales to Micron Electronics in the third quarter of fiscal 1998. For various reasons, including consolidation in our customers' industries, we have in the past and will continue in the future to terminate or lose relationships with customers. We may not be able to expand our customer base to make up any sales shortfalls from our major customers so as to increase overall net sales. Because certain customers represent such a large part of our business, any of the following could negatively impact our business:

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

  Customers may cancel, reduce or delay orders that were either previously made or anticipated for a variety of reasons. Significant or numerous terminations, reductions or delays in our customers' orders could negatively impact our operating results. We often purchase components for product assemblies based on customer forecasts, without a written customer commitment to pay for them. Our policy is that customers are generally responsible for materials and associated acquisition costs in the event of a significant reduction, delay or cancellation of orders from the forecasted amounts. A customer's unwillingness or inability to reimburse us for materials costs in the case of a significant variance from forecast could adversely affect our operating results.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES


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

WE MAY NOT BE ABLE TO OBTAIN RAW MATERIALS OR COMPONENTS FOR OUR ASSEMBLIES ON A TIMELY BASIS OR AT ALL.

  We rely on a single or limited number of third-party suppliers for many proprietary and other components used in the assembly process. We do not have any long-term supply agreements. Shortages of materials and components have occurred from time to time and will likely occur in the future. In particular, we are currently experiencing a shortage in components such as tantalum and ceramic capacitors, flash memory, and dynamic and static ram. Raw materials or component shortages can result in shipping delays and increased prices, which could adversely affect our ability to manufacture products for our customers on a timely basis or at acceptable cost. Moreover, the consolidation trend in our suppliers' industry results in changes in supply relationships and in the price, availability and quality of components and raw materials. Due to our utilization of just-in-time inventory techniques, the timely availability of many components is dependent on our ability to both develop accurate forecasts of customer requirements and manage the materials supply chain. If we fail to do either, our operating results may suffer.

OPERATING IN FOREIGN COUNTRIES EXPOSES US TO INCREASED RISKS.

  As a result of our acquisitions, we have operations in France, Ireland, Mexico and Thailand and procurement offices in Taiwan and Singapore. We expect to expand into other international regions. We have limited experience in managing geographically dispersed operations and in operating in Europe, Mexico or Asia. We also purchase a significant number of components manufactured in foreign countries. Because of the scope of our international operations, we are subject to the following risks, which could materially impact our results of operations:

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

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

     In addition, changes in policies by the U.S. or foreign governments could negatively affect our operating results due to:

     .    increased regulatory requirements;
     .    higher taxation;
     .    currency conversion limitations;
     .    restrictions on the transfer of funds;
     .    the imposition of or increase in tariffs and duties; or
     .    limitations on imports or exports.


  Also, we could be adversely affected if our host countries revise their
current policies encouraging foreign investment or foreign trade.   In Thailand,
we currently operate under a "tax holiday" that will expire in 2002 unless it is renewed. Upon expiration of the "tax holiday", we will become subject to taxation in Thailand at a rate of 30% per annum.

OUR BUSINESS COULD SUFFER IF WE LOSE THE SERVICES OF, OR FAIL TO ATTRACT, KEY PERSONNEL.

  Our future success largely depends upon the skills and efforts of John A. Pino, Chairman of the Board, President and Chief Executive Officer, our other key executives and our managerial, manufacturing, sales and technical employees. With the exception of Jack O'Rear, Executive Vice President of Operations for the Americas, Robert E. Zinn, Executive Vice President of European and Asian Pacific Operations and Jim Menges, Senior Vice President of Operations for Asia, we have not entered into employment contracts or noncompetition agreements with any of our senior management or other key employees. We do not maintain or plan to acquire any key-man life insurance on any of our key personnel. The loss of services of any of our executives or other key personnel could negatively affect
our business.   We are currently searching for a chief financial officer.  Our continued growth will also require us to attract, motivate, train and retain additional skilled and experienced managerial, manufacturing, sales and technical personnel. We face intense competition for such personnel. We may not be able to attract, motivate and retain personnel with the skills and experience needed to successfully manage our business and operations.

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

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

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

OUR OPERATING RESULTS WILL DEPEND ON OUR ABILITY TO MANAGE OUR GROWTH.

  We have grown rapidly in recent years and we expect to continue to expand our operations. This growth has placed, and will continue to place, significant strain on our management, operations, technical, financial, systems, sales, marketing and other resources. As our growth continues, we will have to review and revise our security procedures and operating and financial controls both domestically and internationally. We will have to continue to invest in both our manufacturing infrastructure to expand capacity and our operational, financial,
and management information systems.   We are currently in the process of
converting to a new global enterprise resource planning system, which we plan to implement in all facilities, both domestically and internationally, by the end of fiscal 2001. If we fail to adequately manage the conversion to the new system, our operating results and financial condition could be harmed. If we fail to manage our expected growth effectively, the quality of our services and products and our operating results could suffer significantly.

EXPANSION OF OUR OPERATIONS MAY NEGATIVELY IMPACT OUR BUSINESS.

  We may expand our operations by establishing or acquiring new manufacturing facilities or by expanding capacity in our current facilities. We may expand both in geographical areas in which we currently operate and in new geographical areas within the United States and internationally. We acquired operations in Thailand and France in August 2000, began operations in a new facility in Massachusetts in January 2000 and have signed a lease for a new facility in California which is currently under construction and which will enable us to consolidate and expand our operations. We expect to begin operations in this new California facility in the first quarter of fiscal 2001. We are expanding our facility in Mexico and plan on opening a new product introduction, prototype and manufacturing facility in Dallas, Texas and expect to complete both this expansion and new facility opening in the second quarter of fiscal 2001. We may not be able to find additional suitable facilities on a timely basis or on terms satisfactory to us. Moreover, expansion of existing, and establishing new, operations involves numerous business risks, including:

     . the inability to successfully integrate additional facilities or capacity and to realize anticipated synergies, economies of scale or other value;
     . difficulties in the timing of expansions and new facilities, including delays in the implementation of construction and manufacturing plans;
     .    the diversion of management's attention from other business areas during
     .    the planning and implementation of expansions and new facilities;
     . the strain placed on our operational, financial, management, technical and information systems and resources;
     .    disruption in manufacturing operations;
     .    the incurrence of significant costs and expenses; and
     . the inability to locate enough customers or employees to support the expansion or new facility.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES


  Our results of operations could be adversely affected if the revenues associated with new or expanded facilities are not sufficient to offset the increased expenditures associated with the new facility or the expansion.

WE MAY FAIL TO SECURE NECESSARY ADDITIONAL FINANCING.

  We have made and will continue to make substantial capital expenditures to expand our operations and remain competitive in the rapidly changing electronics manufacturing services industry. Our future success depends in part on our ability to obtain additional financing and capital to support our continued growth and operations. We may seek to raise capital by:

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

WE ANTICIPATE THAT OUR NET SALES AND OPERATING RESULTS WILL FLUCTUATE WHICH COULD AFFECT THE TRADING PRICE OF OUR SECURITIES.

  Our net sales and operating results have fluctuated and may continue to fluctuate significantly from quarter to quarter. A substantial portion of our net sales in a given quarter may depend on obtaining and fulfilling orders for assemblies to be manufactured and shipped in the same quarter in which those orders are received. Further, a significant portion of our net sales in a given quarter may depend on assemblies configured, completed, packaged and shipped in the final weeks of such quarter. In addition to the variability resulting from the short-term nature of our customers' commitments, the following factors may contribute to such fluctuations:

     . fluctuations in aggregate demand for our services or the products we manufacture;
     .    shipment delays;
     . interruptions in manufacturing caused by earthquakes or other natural disasters;
     .    effectiveness in controlling manufacturing costs;
     .    changes in cost and availability of labor and components;
     . inefficiencies in managing inventory and accounts receivable, including inventory obsolescence and write-offs; and
     .    the levels at which we utilize our manufacturing capacity.

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

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

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

THE SIGNIFICANT AMOUNT OF OUR INDEBTEDNESS AFTER THE ACQUISITIONS OF GSS THAILAND AND BEA COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

  Our total senior indebtedness as of September 30, 2000 was approximately $331.0 million and we had $100.0 million of convertible subordinated notes outstanding. Our leverage could have important consequences to you. For example, it could:

     . make it more difficult for us to satisfy our obligations with respect to our indebtedness;
     . increase our vulnerability to general adverse economic and industry conditions;
     . limit our ability to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;
     . limit our flexibility in planning for, or reacting to, changes in our business and industry; and
     .    limit our ability to borrow additional funds.

Any additional borrowings would further increase the amount of our leverage and the associated risks.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH TO SERVICE OUR INDEBTEDNESS.

  Our ability to service our indebtedness and to fund planned capital expenditures, development and operating costs will depend on our ability to generate cash in the future through sales of our services. Our available liquidity may not be sufficient to service our indebtedness, including the convertible subordinated notes, or to fund our other cash needs. We may need to refinance all or a portion of our indebtedness, including the convertible subordinated notes, on or before maturity but we may not be able to do so on satisfactory terms, or at all. Without sufficient funds to service our indebtedness, we would have serious liquidity constraints and would need to seek additional financing from other sources, but we may not be able to do so on satisfactory terms, or at all.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

THE PRICE OF OUR SECURITIES HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

  The trading price of our common stock has been and the trading price of our common stock and the convertible subordinated notes may continue to be volatile. From October 1, 1998 through November 10, 2000, our stock price fluctuated between a low of $5.06 per share and a high of $72.25 per share. On November 10, 2000, the reported last sale price for our common stock was $21.69. The price of our common stock and the notes may fluctuate significantly in response to a number of events and factors relating to our company, our competitors and the market for our services, many of which are beyond our control, such as:

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

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY, AND THIS COULD DEPRESS THE TRADING PRICE OF OUR SECURITIES.

  Massachusetts corporate law, our articles of organization and by-laws and certain debt agreements contain provisions that could have the effect of delaying, deferring or preventing a change in control of our company or our management. These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock and notes. These provisions:

     . authorize the issuance of "blank check" preferred stock, which is preferred stock that can be created and issued by our board of directors without prior stockholder approval, with rights senior to those of common stock;
     . provide for a staggered board of directors, so that it would take three successive annual meetings to replace all directors;
     .    require unanimity for stockholder action by written consent;
     . establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting; and
     .    provide for change of control payments.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We are exposed to changes in interest rates and foreign currency exchange primarily in our cash, debt and foreign currency transactions. We do not hold derivative financial instruments for trading or speculative purposes.

  We have a $150.0 million revolving loan which bears interest at variable interest rates. We also have a $100.0 million term loan available with an interest rate based on either the Prime Rate or the Eurocurrency Rate. The effective interest rate that the lenders will charge us under the term loan will vary depending upon our financial condition. GSS Thailand has credit facilities, substantially all of which are denominated in U.S. dollars, aggregating $47.5 million which bear interest at variable rates. Our exposure related to adverse movements in interest rates is primarily derived from the variable rate on our revolving and term loans and other credit facilities. As of September 30, 2000, $80.0 million of the outstanding balance on the revolving loan was at an interest rate of 9.12% and the remaining $57.5 million was at an 11.00% interest rate. As of September 30, 2000, the outstanding balance under the term loan was $75.0 million, which was at an interest rate of 11.00%. As of September 30, 2000, $40.4 million was outstanding under the GSS Thailand credit facilities at an interest rate of 9.97%. An adverse change of one percent in the interest rate would cause a change in interest expense of approximately $2.5 million on an annual basis.

  Substantially all of the business of our Mexico and Thailand operations are conducted in U.S. dollar denominated transactions. The majority of the business conducted by our France and Ireland operations are conducted in U.S. dollar denominated transactions, although some of their business is conducted in Euro and other currency denominated transactions. Although the functional currency of these foreign operations is the U.S. dollar, some of the expenses of our Thailand, Mexico, France and Ireland operations are denominated in Thai bahts, Mexican pesos, French francs and Irish punts, respectively. We also operate international purchasing offices in Singapore and Taiwan, where expenses are paid in Singapore and Taiwan dollars, respectively.

  As of September 30, 2000, our France operations had foreign exchange currency contracts outstanding which hedged certain balance sheet exposures. These contracts provided for a forward purchase of U.S. dollars on October 31, 2000 in an amount of $100 million to satisfy dollar-denominated payables of the French operation, and on November 30, 2000 in an amount of $3.5 million.

  SFAS No. 107 requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts and notes receivable, accounts payable and certain other short-term liabilities, and current and long-term debt obligations. The fair value of these financial instruments approximates their carrying amount, except for the 7% Convertible Subordinated Notes (the "Notes"), at September 30, 2000. The fair market value of the Notes was $137.9 million with a carrying amount of $100.0 million.

  In the prior year, international operations did not represent a significant portion of our net sales or net assets. Therefore, that exposure was not considered material to us. We were exposed on our $107.0 million credit facility which, except for $17.0 million, bore interest at variable rates. At that time, an adverse change of one percent in the interest rate would have caused a change in interest expense of approximately $514,000 on an annual basis.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


10.1 First Amendment to Credit Agreement dated September 26, 2000 among the Company, The Several Lenders from Time to Time Parties, Thereto Credit Suisse First Boston as Syndication Agent, Societe Generale as Documentation Agent and The Chase Manhattan Bank as Administrative Agent
10.2 Assumption Agreement to the Credit Agreement dated August 31, 2000 made by ACT Manufacturing US Holdings LLC
10.3   Employment Agreement between the Company and Robert Zinn dated
       August 2, 2000
11     Computation of Net Income (Loss) Per Common Share
21     Subsidiaries
27     Financial Data Schedule

(b)  Reports on Form 8-K:

     The Company filed a report on Form 8-K on September 8, 2000, which announced that the Company completed the acquisition of all the issued shares of Bull Electronics Angers for a purchase price of approximately $56.6 million in cash, plus a working capital adjustment.

     The Company filed a report on Form 8-K/A on August 17, 2000, which amended the Form 8-K filed on August 9, 2000 regarding the acquisition of GSS Array Technology Public Company Limited and filed the required historical and pro forma financial statements in connection with the acquisition.

     The Company filed a report on Form 8-K on August 9, 2000, which announced that the Company completed the acquisition of 99.02% of the issued shares and outstanding options of GSS Array Technology Public Company Limited for the purchase price of approximately $86.6 million.

     The Company filed a report on Form 8-K on July 14, 2000, which reported that the Company entered into a Share Purchase Agreement to acquire all of the issued shares of Bull Electronics Angers S.A. for the purchase price of approximately $56.6 million.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November  14 , 2000                ACT MANUFACTURING, INC.

                                    /s/ Christopher Gorgone
                                   --------------------------------
                                   Christopher Gorgone, Vice President of
                                   Administration and Treasurer
                                   (Principal Financial and Accounting Officer)

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX

EXHIBIT                             DESCRIPTION
-------                             -----------

10.1 First Amendment to Credit Agreement dated September 26, 2000 among the Company, The Several Lenders from Time to Time Parties Thereto, Credit Suisse First Boston as Syndication Agent, Societe Generale as Documentation Agent and The Chase Manhattan Bank as Administrative Agent
10.2 Assumption Agreement to the Credit Agreement dated August 31, 2000 made by ACT Manufacturing US Holdings LLC
10.3   Employment Agreement between the Company and Robert Zinn dated
       August 2, 2000
11     Computation of Net Income (Loss) Per Common Share
21     Subsidiaries
27     Financial Data Schedule