Form 10-K405
period 2000-12-31
ACT MANUFACTURING INC
filed 2001-03-30
CIK 937971

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)

  [X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.
                 For the Fiscal Year Ended: December 31, 2000
                                      or

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
       (State or other jurisdiction of             (I.R.S. Employer Identification Code)
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 22, 2001 (based on the closing sale price as quoted by the Nasdaq National Market as of such date) was $141,592,661.

  As of March 22, 2001, 17,057,857 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of registrant's definitive proxy statement for the annual meeting of stockholders to be held on or about May 15, 2001 to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties. ACT Manufacturing, Inc. makes such forward-looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in
Item 7 under "Cautionary Statements." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Annual Report on Form 10-K, the words "anticipates," "believes," "expects," "intends," "future," "could," "may," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

ITEM 1.  BUSINESS

  We are a leading global provider of value-added electronics manufacturing services (or EMS) to original equipment manufacturers (or OEMs) in the networking and telecommunications, high-end computer and industrial and medical equipment markets. We provide OEMs with:

  . total system assembly and integration;

  . electro-mechanical sub-assembly;

  . complex printed circuit board assembly, primarily utilizing advanced surface mount technology; and

  . mechanical and molded cable and harness assembly.

  We target and have developed a particular expertise in serving both established and emerging OEMs who require moderate volume production runs of complex, leading-edge commercial market applications. The multiple configurations and high printed circuit board densities that characterize these applications generally require technologically-advanced and flexible manufacturing processes as well as a high degree of other value-added services. As an integral part of our offerings to customers, we provide the following value-added services in all of our service offerings:

  . new product introduction services;

  . advanced manufacturing and test engineering;

  . flexible materials management;

  . comprehensive test services;

  . product diagnostics and repair;

  . packaging;

  . order fulfillment; and

  . distribution services.

  We conduct our North American operations primarily through our facilities in the United States and Mexico and our international operations through ACT Manufacturing France, ACT Manufacturing Thailand and ACT Manufacturing Ireland.

  Since June 1999, we have completed four acquisitions that have enabled us to strengthen our advanced engineering capabilities, expand our operations and geographic presence, and diversify our customer base. Through these acquisitions, we have added facilities in California, Mississippi, France, Mexico and Thailand. Our August 2000 acquisitions of GSS Array Technology Public Company Limited (referred to as "GSS Thailand" or "ACT Manufacturing Thailand") and Bull Electronics Angers S.A. (referred to as "BEA" or "ACT Manufacturing France"), as well as our July 1999 merger with CMC Industries, Inc. (referred to as "CMC"), have enabled us to significantly increase our scale of operations, expand our customer base and geographic presence, and strengthen our management and engineering resources. In addition, the acquisition of certain inventory and fixed assets of

GSS/Array Technology, Inc. (referred to as "GSS/Array") in October 1999 strengthened and expanded our California operations and considerably enhanced our advanced engineering capabilities, in particular those related to high-end radio frequency applications. We expect to continue to pursue other select strategic acquisitions to enhance our growth, operations, geographic presence, engineering capabilities and service offerings.

  We have developed strong customer relationships with a wide range of companies in the networking and telecommunications and high-end computer industries. Our customer base of over 150 customers includes large, established OEMs such as Alcatel, EMC, Emerson Electric and Nortel Networks, and emerging providers of next-generation technology products such as Efficient Networks, Metro-Optix and Unisphere Solutions (Siemens). OEMs in the networking and telecommunications segment of the electronics industry represented approximately 69% of our net sales for fiscal 2000, while OEMs in the high-end computer segment accounted for approximately 18% of our net sales for the same period. These customers require our advanced engineering capabilities and other value-added services to manufacture technologically-complex products, such as wireless and ADSL modems, telecommunications and Internet access switches, routers and mass storage systems. We establish close, long-term relationships with our customers by offering them a complete and flexible electronics manufacturing solution in order to accelerate their time-to-market and time-to-volume production.

Recent Business and Asset Acquisitions

  On February 9, 2001, we entered into a non-binding agreement in principle with Fisher-Rosemount Systems, the process management division of Emerson Electric. As proposed, we will purchase the Leicester, England manufacturing business of Fisher-Rosemount Systems and we will expand our customer relationship with Fisher-Rosemount Systems. We expect to close this transaction in the second quarter of 2001. However, the transaction remains subject to a definitive agreement and various other conditions. We cannot assure you that a definitive agreement will be reached or that any or all of various other conditions will be satisfied. We therefore may not consummate the arrangement with Fisher-Rosemount Systems on a timely basis or at all.

  On August 31, 2000, we purchased all of the issued shares of BEA. ACT Manufacturing France provides value-added EMS to OEMs, including complex printed circuit board and box-build systems assembly as well as associated end-to-end value-added services. ACT Manufacturing France owns and operates an approximately 230,000 square foot manufacturing facility in Angers, France. In the four months ended December 31, 2000, the period since the date of acquisition, the top three customers of ACT Manufacturing France were EMC, NetGem and Groupe Bull.

  On August 2, 2000, we purchased 99.02% of the issued shares and outstanding options of GSS Thailand. ACT Manufacturing Thailand operates a 240,000 square foot manufacturing facility in Thailand and has a procurement office in Singapore. The Thai operation provides value-added EMS to OEMs, including the manufacturing of complex printed circuit board assemblies, electro-mechanical sub-assembly, and total system assembly and integration. The Singapore operation serves as an international purchasing operation. In the period from August 2, 2000, the date of acquisition, through November 24, 2000, their fiscal year end, the top three customers of ACT Manufacturing Thailand were Spectrian, Cidco and Rosemount (Emerson). Robert E. Zinn, the former Chief Executive Officer of GSS Thailand, has become our Executive Vice President of European and Asian Pacific Operations, and James Menges, the former President of GSS Thailand, has become our Senior Vice President of Operations for Asia.

  The acquisitions of ACT Manufacturing France and ACT Manufacturing Thailand significantly increased our scale of operations, enhanced our customer diversity, expanded our presence in Asia and Europe, increased our manufacturing capabilities and capacity, and strengthened our managerial and engineering resources, thereby enabling us to better compete for the business of larger OEMs in the electronics industry.

  On October 12, 1999, we acquired certain inventory and fixed assets of GSS/Array located in San Jose, California. GSS/Array was a subsidiary of GSS Thailand. We also assumed on-going relationships with select

GSS/Array domestic customers and hired select employees. The GSS/Array asset acquisition expanded our operations in northern California and also considerably enhanced our advanced engineering capabilities, in particular our radio frequency capabilities.

  On July 29, 1999, we completed our merger with CMC, a provider of EMS to OEMs in the telecommunications, computer and electronics industries. As a result of the merger, CMC became our wholly owned subsidiary. The merger with CMC has provided us many benefits which enable us to compete more effectively in the EMS industry, including:

  . the critical mass necessary to compete for the business of larger OEMs in the electronics industry;

  . enhanced customer diversity, reducing our reliance on specific major customers and enhancing our opportunity to sell additional value-added services to a larger customer base as a result of the lack of overlap between the ACT and CMC customer bases;

  . expanded geographic presence and broadened range of cost and volume production capabilities through the addition of high volume, low cost manufacturing production facilities in Corinth, Mississippi and Hermosillo, Mexico and a moderate volume facility in Santa Clara, California;

  . significant managerial, sales and engineering resources which has facilitated the expansion of our manufacturing capacity and has strengthened our advanced engineering capabilities; and

  . a procurement office in Taiwan as well as experienced purchasing personnel which has strengthened our component supply chains.

Our Services

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

Manufacturing of Electronic Assemblies

  We offer manufacturing capabilities for total system assembly and integration, electro-mechanical sub-assembly, printed circuit board assembly, and cable and harness assembly.

  Total System Assembly and Integration and Electro-Mechanical Sub-Assembly. We integrate components, including our printed circuit board and cable and harness assemblies, into higher level sub-assemblies and total system assemblies. We maintain significant systems assembly capacity to meet the increasing demands of our customers for total system assemblies. In addition to product assemblies, we also provide the following services to customers seeking to integrate manufacturing and distribution activities:

  . custom configuration;

  . documentation;

  . packaging; and

  . order fulfillment.

  Printed Circuit Board Assembly. Printed circuit boards are platforms on which integrated circuits and other electronic components are mounted. Semiconductor designs are complex and often require printed circuit boards with many layers of narrow, densely-spaced wiring. Rapid technological advances have occurred in the electronics industry in recent years that have increased the speed and performance of components, while reducing their size. These technological advances have caused printed circuit boards to become smaller with components more densely attached to the board requiring increasingly advanced surface mount manufacturing technologies, in addition to traditional surface mount and pin-through-hole technology.

  In pin-through-hole production, components are attached by pins, also called leads, inserted through and soldered to plated holes in the printed circuit board. In traditional surface mount technology production, the leads on integrated circuits and other electronic components are soldered to the surface of the printed circuit board rather than inserted into holes. Surface mount technologies can accommodate a substantially higher number of leads in a given area than pin-through-hole production. As a result, surface mount technologies allow the printed circuit board to interconnect a greater density of integrated circuits. This density permits tighter component spacing and a reduction in the printed circuit board dimensions. Additionally, surface mount technologies allow components to be placed on both sides of the printed circuit board to permit even greater density. The substantially finer lead-to-lead spacing in surface mount technologies requires a manufacturing process far more exacting than the pin-through-hole interconnect products. An advanced surface mount technology called micro ball grid array (BGA) allows for even greater densities than traditional surface mount technology. The BGA assembly process uses small balls of solder, instead of leads that could bend and break, located directly underneath the part, to interconnect the component and circuit board. Because of their high number of leads, most complex or very large scale integrated circuits are configured for surface mount technologies production.

  We employ advanced surface mount technologies, primarily BGA, in our printed circuit board assembly operations in addition to traditional surface mount technologies. We also continue to support pin-through-hole technology and related semi-automated and manual placement processes for existing and new applications that require these technologies.

  We focus on low to moderate volume manufacturing of highly complex printed circuit board assemblies. We manufacture these complex assemblies on a batch basis and have developed expertise in quickly changing equipment set-up and manufacturing capabilities in order to respond to our customers' changing needs. We believe this capability provides our customers with optimal flexibility in product design, while allowing for rapid turnaround of new or highly complex but lower volume products. We also offer our customers high volume manufacturing alternatives. In our Mexico, Mississippi and Thailand facilities, we currently manufacture larger volume, less complex printed circuit boards using a variety of surface mount technologies.

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

Value-Added Services

  Outsourcing allows OEMs to take advantage of the manufacturing expertise, advanced technology, capital investments and overall cost benefits obtained by EMS providers. In addition, OEMs outsource their manufacturing strategies to accelerate their time-to-market and time-to-volume production, improve inventory management and purchasing power, and improve the overall quality of their products. In order for OEMs to fully achieve the benefits of outsourcing, they seek a comprehensive manufacturing solution. To meet the requirements of our OEM customers, we provide the following value-added services across the full range of our EMS:

  New Product Introduction Services. We work with potential and existing customers as early as possible in the new product development process to optimize their products' design for manufacturing. Our new product introduction services include design and layout, concurrent engineering, test development and prototype engineering. Our new product introduction services are designed to shorten customers' product development cycles by offering full design and development services that complement the customers' in-house capabilities.

  We believe that our new product introduction capabilities result in close interactions with our customers and new business prospects which:

  . enhance responsiveness to customers;

  . enable us to stay at the forefront of technological innovations; and

  . strengthen our relationships with our existing and new customers.

  Advanced Manufacturing and Test Engineering. Our advanced manufacturing engineers work closely with a customer's product designers at the early design stage of a product. Our engineers:

  . evaluate the initial product design to identify potential manufacturability and testability issues;

  . review the layout of a board to determine if it has the optimal tool set-up and efficient component spacing and densities; and

  . participate in parts selection and materials utilization decisions.

  This early interaction with the customer enhances product manufacturability, testability, and reliability. This participation also mitigates component availability issues which might arise during the manufacturing cycle. Our engineers also evaluate the ongoing manufacturing process and recommend improvements to reduce manufacturing costs or lead times, or to increase the quality of finished assemblies. Our engineering services help customers:

  . bring their products rapidly to the market;

  . meet the market's expectation for quality; and

  . take advantage of advances in manufacturing and testing technology and processes.

  Materials Management. We provide our customers optimal flexibility regarding their production delivery and product mix requirements. We directly purchase all or a substantial portion of the components necessary for our product assemblies. We procure components from vendors which meet our standards for timely delivery, high quality, cost-effectiveness, flexibility and compliance with customer specifications. To help control inventory investment, we seek to order components only when we have a customer forecast, purchase order or commitment to purchase the completed assemblies. We use a materials requirements planning system to plan and procure materials. We use electronic data interchange systems to efficiently communicate with many of our vendors. We use an Internet-based procurement tool to source components via the Internet. Additionally, we use just-in-time inventory management techniques and in-house stores programs and manage our materials pipelines and vendor base to provide our customers flexibility to change their volume requirements within established frameworks.

  Product Diagnostics and Repair. As OEMs outsource their manufacturing needs and divest their internal manufacturing capabilities, they need EMS providers that offer product diagnostic and repair services. If a product purchased by an OEM's customer fails or breaks, an OEM that has outsourced its manufacturing is not likely to have the equipment, facilities or trained personnel available to identify and fix the problem. We use our engineering and test capabilities to provide product diagnostic and repair for the assemblies we manufacture and, in some instances, for other products of our customers. We also offer our OEM customers revision control, lot tracking and materials management services for their product revisions, upgrades and repairs.

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

Our Suppliers

  Our OEM customers need us to:

  . assure the short and long term supply of materials and components to manufacture their products;

  . negotiate low prices for these materials;

  . secure high quality and reliable materials;

  . assure the on-time delivery of these materials; and

  . provide them with the flexibility to change their production requirements on short notice.

  To compete effectively in this business environment, we have developed a materials procurement strategy whereby we maintain strong, long-term relationships with a limited number of suppliers who conform to our high standards. We seek to work with suppliers that consistently deliver the best technology and quality materials at low total cost on short and flexible lead times. We consistently evaluate all of our suppliers' performances and provide them with suggestions for improving our relationships. When we do business with a supplier at our customer's direction, we closely monitor the supplier's performance and work with both the supplier and the customer to improve the supplier's performance when necessary. We believe this strategy enables us to provide optimal flexibility to our OEM customers and enables us to better satisfy their EMS needs.

  Our team of materials acquisition professionals is responsible for all materials procurement and planning. We have a strategic purchasing group that develops our worldwide materials and commodity procurement strategy. We have adopted a more direct supplier model that targets select high quality suppliers from a more distributor-oriented procurement model. This strategic group is responsible for understanding the needs of our customers and the commodity supply market, evaluating the overall quality of suppliers and negotiating and executing low cost commodity supply contracts with preferred suppliers. We also have a group that focuses on the day-to-day tactical execution of our materials procurement process to attempt to insure that material or component costs or shortages do not prevent us from providing optimal services to our customers. This group is responsible for proactively managing inventory programs, evaluating day-to-day supplier performance and co-ordinating customer plan production changes.

  We typically procure components when a purchase order or forecast is received from a customer. Due to our utilization of just-in-time inventory techniques, the timely availability of many components depends on our ability to both develop accurate forecasts of customer requirements and manage our materials supply chain. Given our direct component procurement strategy with quality suppliers, we rely on a single or limited number of suppliers for many proprietary and other components used in our assembly process. Although we have strong relationships with high quality suppliers, we do not have any long-term supply agreements. Shortages of materials and components have occurred from time to time and will likely occur in the future despite our development of select long-term supplier relationships. We believe our direct procurement strategy and the division of responsibility within our materials procurement team enable us to better manage our supply chain in order to reduce the occurrence and minimize the effect on our customers of materials or component shortages.

Our Customers and Markets

  We serve a wide range of customers from emerging growth companies to established multinational corporations in a variety of markets, including networking and telecommunications, high-end computer and industrial and medical equipment. We currently provide services to over 150 customers worldwide.

  Customers in the networking and telecommunications segment of the electronics industry represented approximately 69% and 66% of our net sales for fiscal 2000 and 1999, respectively, while OEMs in the high-end computer segment accounted for approximately 18% and 25%, respectively, for each of the same periods.

  For fiscal 2000 and 1999, our five largest customers accounted for approximately 57% and 52%, respectively, of our net sales. For fiscal 2000, Efficient Networks, EMC and Nortel Networks accounted for approximately 17%, 14% and 12% of our net sales, respectively. For fiscal 1999, Nortel Networks and S-3 Incorporated (formerly Diamond Multimedia) accounted for 15% and 13% of our net sales, respectively. We terminated our business with S-3 Incorporated in March 2000.

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

  In many cases, our customers utilize more than one EMS provider across their product lines. Our goal is to be the primary EMS provider for our customers. We seek to manufacture the high-value, leading-edge products of our customers and target OEMs that require moderate volume production. Our high volume, low cost facilities enable us to offer our customers a broad range of volume production and cost alternatives. We believe that we are advantageously positioned to be selected to provide manufacturing and value-added services for our customers' new product offerings due to our:

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

Sales and Marketing

  We develop close, long-term relationships with our customers by working with them throughout the development, manufacturing and distribution processes. EMS providers generally face a long sales cycle and must perform satisfactorily on a trial basis prior to capturing significant orders from an OEM. As a result, we seek to develop these close relationships with customers during the initial product design and development stage. We then support our existing customer relationships through a comprehensive staff of program managers dedicated to individual customer accounts. We assign each customer a program manager who acts as the primary contact for the customer. Program managers are responsible for the development of the manufacturing relationship between our company and the customer and the assignment of our resources to meet the customer's requirements.

  We market our services primarily through a direct sales force, and to a lesser extent, through independent manufacturer representatives in the United States, Asia, Canada and Europe. As we have grown, we have increasingly relied on and developed our direct selling organization as opposed to utilizing independent manufacturer representatives. We expect to continue to expand our direct sales organization and marketing efforts in response to new customer opportunities, our increased operations and our expanded customer base.

Competition

  The EMS industry is highly competitive. We compete against numerous EMS providers with global operations, including Benchmark Electronics, Celestica, Flextronics, Jabil Circuit, Plexus, Sanmina, SCI and Solectron. We also face competition from a number of EMS providers that operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Consolidation in the EMS industry results in a continually changing competitive landscape. The consolidation trend in the industry also results in larger and more geographically diverse competitors who have significant combined resources with which to compete against us.

  We believe that the principal competitive factors in the segments of the EMS industry in which we operate are:

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

Governmental Regulation

  Our operations in the U.S. are subject to certain federal, state and local regulatory requirements relating to environmental compliance and site cleanups, waste management and health and safety matters. In particular, we are subject to regulations promulgated by:

  . the Occupational Safety and Health Administration pertaining to health and safety in the workplace;

  . the Environmental Protection Agency pertaining to the use, storage, discharge and disposal of hazardous chemicals used in the manufacturing processes; and

  . corresponding state agencies.

  Our operations in France are subject to certain regulatory requirements relating to environmental compliance, waste management and health and safety matters. In this respect, ACT Manufacturing France is subject to the law no. 76-663 of 19 July 1976 concerning activities listed for environmental protection purposes. Our activities on-site are therefore subject to a site permit which was issued on October 8, 1998 by the local representative of the French government.

  Our operations in Thailand are also subject to certain governmental regulations relating to environmental compliance and health and safety matters. ACT Manufacturing Thailand holds a number of licenses and certificates issued from the relevant Thai government agencies related to such regulations.

  To date the costs of compliance and environmental remediation have not been material to us. Nevertheless, additional or modified requirements may be imposed in the future. If such additional or modified requirements are imposed on us, or if conditions requiring remediation were found to exist, we may be required to incur substantial additional expenditures.

Employees

  At December 31, 2000, we had approximately 8,800 permanent employees. To provide manufacturing flexibility for our customers, we utilize the services of temporary employees to meet short-term manufacturing capacity fluctuations. The only employees represented by labor unions are those employees in our Mexico operations and a portion of our French employees, although substantially all of the employees of ACT Manufacturing France are represented by a workers council. We have never experienced a labor stoppage or strike. We consider our relations with our employees to be good.

ITEM 2. PROPERTIES

  Our manufacturing facilities are located in eleven facilities containing an aggregate of approximately 1.5 million square feet. Our significant facilities are as follows:

                                 Approximate                Lease
   Location                      Square Feet Leased/Owned Expiration          Description
   --------                      ----------- ------------ ----------          -----------
   Hudson, MA..................     150,000     Leased       2007    Low-Moderate Volume Mfg.
                                                                     High-End Tech. Mfg.
   Hudson, MA (2 buildings)....      56,000     Leased       2003    Cable Assembly,
                                                                     Prototyping & Mfg.
   Marlborough, MA.............     126,000     Leased       2006    Low-Moderate Volume Mfg.
                                                                     Moderate-High Volume
                                                                     Mfg.
   Santa Clara, CA.............      75,000     Leased       2010    Low-Moderate Volume Mfg.
                                                                     High-End Tech. Mfg.
   Lawrenceville, GA...........      62,000     Leased       2005    Low-Moderate Volume Mfg.
   Corinth, MS.................     350,000     Leased       2060    Moderate-High Volume
                                                                     Mfg.
   Dublin, Ireland.............      55,000     Leased       2022    Low-Moderate Volume Mfg.
                                                                     Cable Assembly
   Angers, France..............     230,000      Owned       --      Low-Moderate Volume Mfg.
                                                                     High-End Tech. Mfg.
   Thailand....................     240,000      Owned       --      Low-Moderate Volume Mfg.
                                                                     Moderate-High Volume
                                                                     Mfg. High-End Tech. Mfg.
   Hermosillo, Mexico..........     110,000      Owned       --      Moderate-High Volume
                                                                     Mfg.
                                  ---------
   Total.......................   1,454,000
                                  =========

  We lease two of the Hudson facilities from Re-Act Realty Trust, a Massachusetts nominee trust, which is controlled by John A. Pino, our Chairman of the Board, President and Chief Executive Officer, and the beneficial interest of which is principally owned by Mr. Pino.

  Our manufacturing facility in Corinth, Mississippi is located on 64 acres of land. The facility and land are leased from the Industrial Development Board of Alcorn County, Mississippi under a lease which has options to renew until 2060. We also lease 20,000 square feet of warehouse space in Corinth, Mississippi, international purchasing offices in Taiwan and Singapore and a sales and procurement office in Huntsville, Alabama.

  We have consolidated the equipment and assets we purchased from GSS/Array into our Santa Clara operations. Our Santa Clara facility's lease term expires on October 31, 2010. We have signed a lease for a new 200,000 square foot facility in San Jose, California that is under construction. We plan to move our existing Santa Clara operations and equipment to this new facility and expect to begin operating in this new facility in fiscal 2001. We plan on subletting the Santa Clara facility once we move into our new facility in San Jose. We have signed a lease for an additional 130,000 square foot building that is under construction and is adjacent to our facility in Hermosillo, Mexico. We have also signed a lease for a 100,000 square foot new products introduction, prototype and manufacturing facility in Dallas, Texas. We expect to begin operating in both new facilities in fiscal 2001.

  All of our manufacturing facilities have been certified to the ISO 9002 international quality standard except the Corinth, Mississippi facility which is certified to both the ISO 9001 international quality standard and the TL 9000 international quality standard in the telecommunications industry.

  As of December 31, 2000, we operated 107 surface mount technology lines located in the Americas (68), Europe (13) and Asia (26).

ITEM 3. LEGAL PROCEEDINGS

  In December 1993, CMC retained the services of a consultant to assist in quantifying the potential exposure to CMC in connection with clean-up and related costs of a former manufacturing site. This site is commonly known as the ITT Telecommunications site in Milan, Tennessee. The consultant initially estimated that the cost to remove and dispose of the contaminated soil would be approximately $200,000. CMC subsequently entered into a voluntary agreement to investigate the site with the Tennessee Department of Environment and Conservation. In addition, CMC agreed to reimburse a tenant of the site $115,000 for expenditures previously incurred to investigate environmental conditions at the site. Environmental studies done in fiscal 1999 have estimated assessment and remediation costs at between $750,000 and $3.5 million. CMC has not been named as a potentially responsible party. However, Alcatel, Inc., a potentially responsible party named by the Tennessee Department of Environment and Conservation, sought indemnification from CMC under the purchase agreement by which CMC acquired the stock of one of the operators of the facility. To date, Alcatel has not filed any legal proceedings to enforce its indemnification claim. However, Alcatel could initiate such proceedings and other third parties could assert claims against us relating to remediation of the site. We have entered into an agreement with Alcatel pursuant to which the statute of limitations on its indemnification claim is tolled for a period of time. In the event any proceedings are initiated or any claim is made, we would defend ourselves vigorously but defense or resolution of this matter could have a negative impact on our financial position and results of operations.

  On June 15, 1999, we received written notice from legal counsel for the Lemelson Medical, Education & Research Foundation, Limited Partnership alleging that we were infringing certain patents held by the Lemelson Foundation Partnership and offering to license such patents to us. We entered into a perpetual patent license agreement with the Lemelson Foundation Partnership in February 2000.

  From time to time, we are also subject to claims or litigation incidental to our business. We do not believe that any existing incidental claims or litigation will have a material adverse effect on our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted during the fourth quarter of the fiscal year ended December 31, 2000 to a vote of security holders of ACT, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our common stock is quoted on the Nasdaq National Market under the symbol "ACTM." The following table sets forth the high and low sales information for the common stock as reported by Nasdaq for the periods indicated.

                                                                    High   Low
                                                                   ------ ------
2000
  First quarter................................................... $57.38 $29.75
  Second quarter..................................................  56.25  23.13
  Third quarter...................................................  72.25  32.00
  Fourth quarter..................................................  58.75  12.44
1999
  First quarter...................................................  19.25  12.88
  Second quarter..................................................  17.50  11.88
  Third quarter...................................................  28.38  13.50
  Fourth quarter..................................................  39.50  24.50

  On March 22, 2001, the closing price of our common stock on the Nasdaq National Market was $12.06 per share. As of March 22, 2001, there were approximately 78 holders of record of our common stock, which does not include stockholders for whom shares were held in a nominee or street name.

  We did not pay any cash dividends on our common stock during the periods shown above. We presently do not anticipate paying any cash dividends in the foreseeable future. We presently intend to retain future earnings, if any, to finance the expansion and growth of our business. Our primary bank credit facility prohibits the payment of cash dividends on our capital stock. See note 5 of notes to our consolidated financial statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data set forth below for the fiscal years ended December 31, 2000, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2000 and 1999 are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data for the fiscal years ended December 31, 1997 and 1996 and the consolidated balance sheet data as of December 31, 1998, 1997 and 1996 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The fiscal 2000 consolidated statement of operations data includes four months of operations of ACT Manufacturing Thailand and ACT Manufacturing France which were both acquired in August 2000. The consolidated balance sheet data as of December 31, 2000 includes ACT Manufacturing Thailand and ACT Manufacturing France. You should read the data set forth below in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

                                       Fiscal Year Ended December 31,
                              -------------------------------------------------
                                 2000      1999   1998(1)(2) 1997(1)   1996(1)
                              ---------- -------- ---------- --------  --------
                                   (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
  Net sales.................. $1,370,597 $696,282  $592,484  $479,139  $390,611
  Cost of goods sold.........  1,254,077  641,856   556,339   454,203   351,485
                              ---------- --------  --------  --------  --------
    Gross profit.............    116,520   54,426    36,145    24,936    39,126
  Selling, general and
   administrative expenses...     46,373   28,945    26,931    24,225    18,268
  Amortization of goodwill...      5,675      591       452       291       --
  Restructuring costs........        --       --        --        --        792
  Merger costs (3)...........        --     5,601       --        --        --
                              ---------- --------  --------  --------  --------
    Operating income.........     64,472   19,289     8,762       420    20,066
  Interest and other expense,
   net.......................     17,456    5,262     3,625     4,056     2,936
                              ---------- --------  --------  --------  --------
    Income (loss) before
     provision for income
     taxes...................     47,016   14,027     5,137   (3,636)    17,130
  Provision (benefit) for
   income taxes..............     18,077    7,793     2,044    (1,235)    6,868
                              ---------- --------  --------  --------  --------
    Net income (loss)........ $   28,939 $  6,234  $  3,093  $ (2,401) $ 10,262
                              ========== ========  ========  ========  ========
Net income (loss) per common
 share:
  Basic...................... $     1.72 $   0.47  $   0.24  $  (0.19) $   0.86
  Diluted.................... $     1.62 $   0.45  $   0.24  $  (0.19) $   0.84
Weighted-average shares
 outstanding:
  Basic......................     16,808   13,265    12,665    12,330    11,880
  Diluted....................     17,885   13,916    12,976    12,330    12,237

                                             As of December 31,
                              -------------------------------------------------
                                 2000      1999   1998(1)(2) 1997(1)   1996(1)
                              ---------- -------- ---------- --------  --------
                                               (in thousands)
Consolidated Balance Sheet
 Data:
  Working capital............ $  350,857 $170,420  $ 86,059  $ 55,894  $ 92,005
  Total assets...............  1,067,803  402,326   238,294   208,573   175,029
  Long-term debt, less
   current portion...........    358,271   49,332    42,014     4,817    34,966
  Total debt (4).............    388,174   53,361    62,604    59,938    43,496
  Total stockholders'
   equity....................    220,244  178,129    91,460    84,103    78,234

--------
(1) Prior to our merger with CMC on July 29, 1999, CMC prepared its consolidated financial statements on the basis of a fiscal year ending July 31. The consolidated statement of operations data for each of the three years in the period ended December 31, 1998 (referred to as "fiscal" 1998, 1997 and 1996) reflect such information for ACT for the years then ended combined with such information for CMC for the years ended July 31, 1998, 1997 and 1996. The consolidated balance sheet data as of December 31, 1998, 1997 and 1996 reflects such information of ACT as of those dates combined with such information of CMC as of July 31, 1998, 1997 and 1996. The merger with CMC has been accounted for as a pooling of interests as described in note 1 to our consolidated financial statements appearing in this Annual Report on Form 10-K.
(2) As a result of ACT and CMC having different fiscal years, a summary of CMC's condensed consolidated results of operations for the five-month period from August 1, 1998 through December 31, 1998 is reported separately, as follows:

   Condensed Consolidated Statement of Operations Data (in
    thousands):
     Net sales..................................................... $122,423
     Cost of sales.................................................  119,633
                                                                    --------
       Gross profit................................................    2,790
     Selling, general and administrative expenses..................    5,410
                                                                    --------
       Loss from operations........................................   (2,620)
     Interest expense..............................................      691
                                                                    --------
       Loss before taxes...........................................   (3,311)
     Income tax benefit............................................   (1,239)
                                                                    --------
       Net loss.................................................... $ (2,072)
                                                                    ========

(3) Merger costs relating to the acquisition of CMC are comprised primarily of investment banking, legal, accounting, printing, integration and other fees and expenses directly related to the merger.

(4) Total debt consists of the current and long-term portions of bank debt, capital leases and convertible subordinated notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  You should read the following discussion and analysis together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K, including the following discussion, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Annual Report on Form 10-K that are not statements of historical facts are forward-looking statements. These forward-looking statements are based on a number of assumptions and involve risks and uncertainties. Our actual results may differ materially from those indicated in such forward-looking statements as a result of the factors set forth elsewhere in this Annual Report on Form 10-K, including under "Cautionary Statements."

Overview

  We are a leading global provider of value-added EMS to OEMs in the networking and telecommunications, high-end computer and industrial and medical equipment markets. We provide OEMs with total system assembly and integration, electro-mechanical sub-assembly, complex printed circuit board assembly, primarily utilizing advanced surface mount technology, and mechanical and molded cable and harness assembly. We target and have developed a particular expertise in serving both established and emerging OEMs who require moderate volume production runs of complex, leading-edge commercial market applications. These applications are generally characterized by multiple configurations and high printed circuit board densities. As a result, they generally require technologically-advanced and flexible manufacturing processes as well as a high degree of other value-added services. As an integral part of our offerings to customers, we provide the following value-added services: new product introduction services, advanced manufacturing and test engineering, flexible materials management, comprehensive test services, product diagnostics and repair, packaging, order fulfillment and distribution services.

  Several customers have recently indicated the possibility of an economic downturn in their industries, including the networking and telecommunications market. Since customers in the networking and telecommunications segment of the electronics industry represent a large portion of our net sales, developments adverse to this segment of the industry could materially and negatively impact us. A recessionary period or other event leading to excess capacity affecting one or more segments of the electronics industry we serve would likely result in intensified price competition, reduced margins and a decrease in our net sales.

  We currently manufacture at eleven facilities having an aggregate of approximately 1.5 million square feet. Of our leased manufacturing facilities, four of the facilities are located in Massachusetts and one facility is located in each of Santa Clara, California; Lawrenceville, Georgia; Corinth, Mississippi; and Dublin, Ireland. We also own a 4.4-acre tract of land and a 110,000 square foot manufacturing facility on that property in Hermosillo, Mexico, a 240,000 square foot manufacturing facility in Thailand, and an approximately 230,000 square foot manufacturing facility in Angers, France. All of our manufacturing facilities have been certified to the ISO 9002 international quality standard, except our Corinth, Mississippi facility which has been certified to both the ISO 9001 international quality standard and the TL 9000 international quality standard in the telecommunications industry. We have signed a lease for a new 200,000 square foot facility in San Jose, California that is under construction. We plan to move our existing Santa Clara operations and equipment to this new facility. We expect to begin operating in this new facility in fiscal 2001. We have signed a lease for an additional 130,000 square foot building that is under construction and is adjacent to our facility in Hermosillo, Mexico. We have also signed a lease for a 100,000 square foot new products introduction, prototype and manufacturing facility in Dallas, Texas. We expect to begin operating in both new facilities in fiscal 2001. Our facilities contained 107 surface mount technology lines as of December 31, 2000.

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

Recent Business and Asset Acquisitions

  On August 31, 2000, we purchased all of the issued shares of BEA for a purchase price of approximately $56.6 million, plus a working capital adjustment based on the August 31, 2000 closing balance sheet of BEA of approximately $43.2 million. As of December 31, 2000, approximately $34.5 million of the working capital adjustment had been paid, while the remaining $8.7 million was paid in the first quarter of fiscal 2001. ACT Manufacturing France provides value-added EMS to OEMs, including complex printed circuit board and box-build systems assembly as well as associated end-to-end value-added services. ACT Manufacturing France owns and operates an approximately 230,000 square foot manufacturing facility in Angers, France. In the four months ended December 31, 2000, the period since the date of acquisition, the top three customers of ACT Manufacturing France were EMC, NetGem and Groupe Bull.

  On August 2, 2000, we purchased 99.02% of the issued shares and outstanding options of GSS Thailand for a purchase price of approximately $86.7 million. ACT Manufacturing Thailand operates a 240,000 square foot manufacturing facility in Thailand and has a procurement office in Singapore. The Thai operation provides value-added EMS to OEMs, including the manufacturing of complex printed circuit board assemblies, electro-mechanical sub-assembly, and total system assembly and integration. In the period from August 2, 2000, the date of acquisition, through November 24, 2000, their fiscal year end, the top three customers of ACT Manufacturing Thailand were Spectrian, Cidco and Rosemount (Emerson).

  The GSS Thailand and BEA acquisitions have both been accounted for under the purchase method of accounting, and accordingly, the results of operations of ACT Manufacturing Thailand and ACT Manufacturing France have been included in our consolidated financial statements from the respective date of acquisition. ACT Manufacturing Thailand will maintain its November 24 fiscal year end. Accordingly, approximately four months (August-November 2000) of its operations are included in our fiscal 2000 actual results. ACT Manufacturing France's fiscal year end is December 31. Accordingly, four months (September-December 2000) of its operations are included in our fiscal 2000 actual results. The respective purchase prices have been allocated to the net assets acquired based upon their fair values. For both the ACT Manufacturing Thailand and ACT Manufacturing France acquisitions, the purchase price exceeded the respective fair value of the assets acquired and liabilities assumed resulting in goodwill being recorded. Such goodwill is being amortized over its estimated useful life of ten years.

  On October 12, 1999, we acquired certain inventory and fixed assets of GSS/Array located in San Jose, California, for approximately $12.9 million in cash and the assumption of $0.6 million in liabilities. The purchase of these assets did not constitute the acquisition of a business. GSS/Array was a subsidiary of GSS Thailand. We assumed on-going relationships with select GSS/Array domestic customers and hired select employees.

  On July 29, 1999, we completed our merger with CMC, a provider of EMS to OEMs in the telecommunications, computer and electronics industries. CMC operated manufacturing facilities in Santa Clara, California, Corinth, Mississippi and Hermosillo, Mexico. As a result of the merger, CMC became our wholly owned subsidiary. Under the terms of the merger agreement, each share of CMC common stock was exchanged for 0.5 of a share of our common stock and all CMC stock options were assumed by us. We issued approximately 3.9 million shares of common stock, and reserved approximately 0.9 million shares of common stock for future issuance under CMC's 1990 Equity Incentive Plan, pursuant to the merger. The merger has been accounted for as a pooling of interests. Accordingly, our consolidated financial statements for prior periods have been restated to include the operating results and financial position of CMC at the beginning of the earliest period presented.

  Prior to the merger, CMC prepared its consolidated financial statements on the basis of a fiscal year ending July 31. The consolidated statements of income and cash flows for the year ended December 31, 1998 (referred to as "fiscal" 1998) reflect the results of operations and cash flows for ACT for the year then ended combined with the results of operations and cash flows for CMC for the year ended July 31, 1998. The consolidated statements of income and cash flows for the years ended December 31, 2000 and 1999 and the consolidated balance sheets as of December 31, 2000 and 1999 reflect the results of operations, cash flows and financial position of ACT and CMC for the periods then ended. As a result of ACT and CMC having different fiscal years, CMC's condensed consolidated results of operations and cash flows for the five-month period from August 1, 1998 through December 31, 1998 are reported as a line item within the consolidated statement of stockholders' equity.

Results of Operations

  The following table sets forth certain consolidated statement of operations data as a percentage of net sales for each period indicated. The table and the discussion below should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

                                            Fiscal Year Ended December 31,
                                           ----------------------------------
                                              2000        1999        1998
                                           ----------  ----------  ----------
Net sales.................................      100.0%      100.0%      100.0%
Cost of goods sold........................       91.5        92.2        93.9
                                           ----------  ----------  ----------
  Gross profit............................        8.5         7.8         6.1
Selling, general and administrative
 expenses.................................        3.4         4.1         4.5
Amortization of goodwill..................        0.4         0.1         0.1
Merger costs..............................        --          0.8         --
                                           ----------  ----------  ----------
  Operating income........................        4.7         2.8         1.5
Interest and other expense, net...........        1.3         0.8         0.6
                                           ----------  ----------  ----------
  Income before provision for income
   taxes..................................        3.4         2.0         0.9
Provision for income taxes................        1.3         1.1         0.4
                                           ----------  ----------  ----------
  Net income..............................        2.1%        0.9%        0.5%
                                           ==========  ==========  ==========

  We provide EMS to customers in the networking and telecommunications, high-end computer and industrial and medical equipment markets. The percentage of net sales by market for fiscal 2000, 1999 and 1998 is as follows:

                                              Percentage of Net Sales
                                          ------------------------------------
                                           Fiscal Year Ended December 31,
                                          ------------------------------------
Market                                       2000         1999         1998
------                                    ----------   ----------   ----------
Networking and Telecommunications........         69%          66%          58%
High-End Computer........................         18           25           32
Industrial and Medical...................         13            9           10
                                          ----------   ----------   ----------
                                                 100%         100%         100%
                                          ==========   ==========   ==========

Fiscal 2000 Compared to Fiscal 1999

  Our net sales increased $674.3 million or 96.8% to $1.37 billion in fiscal 2000 compared with $696.3 million in fiscal 1999. The increase was attributable to a net expansion of $393.2 million in our pre-existing operations, primarily from our North American operations, the inclusion of ACT Manufacturing France net sales of $196.3 million for four months of operations following its acquisition on August 31, 2000, and the inclusion of ACT Manufacturing Thailand net sales of $84.8 million for approximately four months of operations following its acquisition on August 2, 2000.

  Net sales in the systems and printed circuit board assembly service offerings (including value-added services such as new product introduction, engineering, test, repair and order fulfillment) as a percentage of net sales was approximately 97% in fiscal 2000 compared to approximately 95% in fiscal 1999. Net sales in the cable and harness assembly service offering accounted for approximately 3% of net sales in fiscal 2000 compared to approximately 5% in fiscal 1999.

  Gross profit increased $62.1 million or 114.1% to $116.5 million in fiscal 2000 compared with $54.4 million in fiscal 1999. Gross profit as a percentage of net sales (or gross margin) increased to 8.5% in fiscal 2000 from 7.8% in fiscal 1999. In fiscal 2000, gross margin was 8.2% for North American operations and 9.5% for international operations. Our gross margin increase was primarily attributable to the growth in our sales volume, an increase in sales with higher margins and higher margins at our ACT Manufacturing Thailand and ACT Manufacturing France operations.

  Selling, general and administrative (or SG&A) expenses increased $17.4 million or 60.2% to $46.4 million, or 3.4% of net sales, in fiscal 2000 compared with $28.9 million, or 4.1% of net sales, in fiscal 1999. Although SG&A expenses decreased as a percentage of net sales while sales volume increased, these expenses increased in absolute dollars primarily due to the inclusion of expenses of ACT Manufacturing France and ACT Manufacturing Thailand, additional spending in corporate infrastructure to support our global operations and increased personnel and professional costs reflecting our expanded operations.

  Amortization of goodwill increased $5.1 million to $5.7 million in fiscal 2000 compared to $0.6 million in fiscal 1999. The increase is due to the additional goodwill amortization resulting primarily from the purchases of ACT Manufacturing Thailand and ACT Manufacturing France in fiscal 2000 and, to a lesser extent, a full year of amortization on the GSS/Array acquisition.

  Merger costs of $5.6 million related to the July 29, 1999 merger with CMC were recorded in fiscal 1999. These merger costs consisted primarily of investment banking, legal, accounting, printing, and integration expenses and other fees and expenses directly related to the merger.

  Operating income increased $45.2 million to $64.5 million, or 4.7% of net sales, in fiscal 2000 compared with operating income of $19.3 million, or 2.8% of net sales, in fiscal 1999 as a result of the above factors.

  Interest and other expense, net increased 231.7% to $17.5 million in fiscal 2000 compared to $5.3 million in fiscal 1999. This increase is due to the issuance of $100.0 million in convertible subordinated notes in the second quarter of fiscal 2000 in order to execute the ACT Manufacturing Thailand acquisition, resulting in interest expense of $5.4 million, which includes amortization of debt issue costs, offset in part by $2.5 million of interest income earned on the reinvestment of the proceeds we received in connection with the issuance of these notes. In addition, a $75.0 million term loan was drawn in the third quarter of fiscal 2000 in order to finance the acquisition of ACT Manufacturing France, which resulted in interest expense of $2.5 million. We also incurred $10.1 million of interest expense on our revolving credit facility in fiscal 2000 compared with $3.8 million in fiscal 1999.

  We recorded a provision for income taxes of $18.1 million and $7.8 million in fiscal 2000 and 1999, respectively. The effective income tax rate was 38% in fiscal 2000 and 56% in fiscal 1999. The difference between the fiscal 2000 and fiscal 1999 effective income tax rates was primarily attributable to the effects of non-deductible merger costs incurred in fiscal 1999 and, to a lesser extent, the inclusion for a portion of fiscal 2000 of ACT Manufacturing Thailand which is not subject to Thai income tax due to a "tax holiday" as well as lower effective state tax rates. In Thailand, we currently operate under a "tax holiday" that will expire in 2002 unless it is renewed. Upon the expiration of the "tax holiday," we will become subject to taxation at a rate of 30% per annum in Thailand. The rate at which income taxes will be provided in future periods will depend on taxable income by tax jurisdiction. We have not provided income tax expense on ACT Manufacturing Thailand's earnings in fiscal 2000 as we consider those earnings permanently invested.

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

  Net sales in our systems and printed circuit board assembly service offerings, including value-added services, as a percentage of net sales was approximately 95% and 94% in fiscal 1999 and 1998, respectively. Net sales in our cable and harness assembly service offering accounted for approximately 5% and 6% in fiscal 1999 and 1998, respectively.

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

  Selling, general and administrative expenses increased $2.0 million or 7.5% to $28.9 million compared with $26.9 million for fiscal 1998. SG&A expenses as a percentage of net sales decreased to 4.1% in fiscal 1999 from 4.5% in fiscal 1998. SG&A expenses increased primarily to support the larger revenue base and anticipated revenue growth.

  Merger costs of $5.6 million related to the July 29, 1999 merger with CMC were recorded in fiscal 1999. These merger costs consisted primarily of investment banking, legal, accounting, printing, integration and other fees and expenses directly related to the merger. Amortization of goodwill amounted to $0.6 million in fiscal 1999 and $0.5 million in 1998.

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

  We recorded a provision for income taxes of $7.8 million and $2.0 million in fiscal 1999 and 1998, respectively. The effective income tax rate was 56% in fiscal 1999 and 40% in fiscal 1998. The increase in the fiscal 1999 effective income tax rate was primarily attributable to the effects of non-deductible merger costs.

CMC Results of Operations for the Five Months Ended December 31, 1998

  For the five months ended December 31, 1998, CMC generated gross profit of $2.8 million on net sales of $122.4 million. The gross margin of 2.3% was lower than CMC's historical gross margin primarily because of the loss of two customers, Micron Electronics and Global Village Communications, offset by net sales to new customers and expanded business with existing customers at lower margins. Gross profit was also adversely affected by increases in manufacturing overhead costs incurred in anticipation of higher sales volumes and inefficiencies associated with the initiation of new manufacturing projects. The net loss for the five months ended December 31, 1998 of $2.1 million did not include any one time, non-recurring charges.

Quarterly Results of Operations

  The following table sets forth, for the periods presented, certain data from our consolidated statements of income. In the opinion of our management, the unaudited quarterly consolidated statement of income data have been prepared on substantially the same basis as our audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. This information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

  The consolidated operating results for the three-month period ended September 30, 2000 include the results of operations for ACT Manufacturing Thailand for the period August 2, the date of its acquisition, through August 24, 2000, the end of the third quarter of its fiscal 2000, and the results of operations for ACT Manufacturing France for the one month period ended September 30, 2000. The consolidated operating results for the three-month period ended December 31, 2000 include the results of operations for ACT Manufacturing France for the three months then ended and the results of operations for ACT Manufacturing Thailand for the period August 25 through November 24, 2000, its fiscal year end.

  Summarized quarterly financial data are as follows (in thousands, except per share amounts):

                                                  Fiscal 2000 Quarters
                                           ------------------------------------
                                            First    Second   Third     Fourth
                                           -------- -------- --------  --------
Net sales................................. $229,088 $252,970 $368,515  $520,024
Gross profit..............................   19,999   22,691   33,312    40,518
Net income................................ $  6,150 $  7,028 $  8,200  $  7,561
                                           ======== ======== ========  ========
Net income per share:
  Basic................................... $   0.37 $   0.42 $   0.48  $   0.44
  Diluted................................. $   0.35 $   0.40 $   0.45  $   0.43

                                                  Fiscal 1999 Quarters
                                           ------------------------------------
                                            First    Second   Third     Fourth
                                           -------- -------- --------  --------
Net sales................................. $145,947 $157,519 $180,105  $212,711
Gross profit..............................   10,436   11,060   14,822    18,108
Net income (loss)......................... $  1,850 $  1,028 $ (1,748) $  5,104
                                           ======== ======== ========  ========
Net income (loss) per share:
  Basic................................... $   0.14 $   0.08 $  (0.13) $   0.35
  Diluted................................. $   0.14 $   0.08 $  (0.13) $   0.33

  Our third and fourth quarter fiscal 2000 net income reflects amortization of goodwill related to the acquisitions of ACT Manufacturing France and ACT Manufacturing Thailand of $1.2 million and $3.5 million, respectively. Our third quarter fiscal 1999 net loss includes $5.6 million of non-tax deductible merger costs incurred in connection with our merger with CMC.

Liquidity and Capital Resources

  We had working capital of $350.9 million at December 31, 2000 compared with $170.4 million at December 31, 1999. Operating activities used $62.2 million of cash in fiscal 2000 compared with cash used for operations of $48.9 million in fiscal 1999. The primary uses of cash for operating activities in fiscal 2000 were increases in both inventory and accounts receivable. Inventory increased $229.6 million to $401.3 million at December 31, 2000 from $171.8 million at December 31, 1999, of which $137.0 million is related to the acquisitions of ACT Manufacturing France and ACT Manufacturing Thailand and the remainder of which is primarily the result of supply chain conditions in the electronics component market. Accounts receivable increased $194.4 million to $355.3 million at December 31, 2000 from $160.8 million at December 31, 1999, of which $92.4 million is related to the acquisitions of ACT Manufacturing France and ACT Manufacturing Thailand and the remainder of which is due to our overall net sales growth, and specifically to a large volume of sales occurring during the latter part of the fourth quarter.

  These cash uses were offset, in part, by an increase in accounts payable, a $50.0 million advance from a major customer and $28.9 million in net income from operations for fiscal 2000. Accounts payable increased $183.6 million to $337.4 million at December 31, 2000 from $153.8 million at December 31, 1999, of which $127.3 million is related to the acquisitions of ACT Manufacturing France and ACT Manufacturing Thailand and the remainder of which is reflective of our inventory build-up attributable to revenue growth. In the second fiscal quarter of 2000, a major customer advanced us $50.0 million to strengthen our materials procurement capabilities and enhance the services we provide to this customer. This advance is unsecured and non-interest bearing. The advance will be repaid primarily through the offset against future invoices billed to the customer beginning after April 1, 2001.

  On June 29, 2000, we revised our senior credit arrangements with a syndicate of financial institutions led by The Chase Manhattan Bank, as administrative agent, to increase our previous credit facilities. Our credit facility with these lenders is secured by substantially all of our assets and certain of our subsidiaries' assets. The Credit Agreement provides that the lenders will make available to us up to $150.0 million of revolving loans (up to $20.0 million of which we may use in a variety of currencies, and the balance of which we may use in U.S. dollars) and up to $100.0 million of term loans ($75.0 million of which we used to acquire ACT Manufacturing France and $25.0 million of which we used to refinance a portion of the debt of ACT Manufacturing Thailand). On December 27, 2000, we entered into an amendment to our Credit Agreement, which makes available additional five-year term loans in the aggregate amount of up to $100.0 million, subject to certain conditions. If drawn, the term loan provides for repayment of substantially all of the principal amount on June 28, 2006.

  At December 31, 2000, $140.0 million of the Credit Agreement was utilized for revolving loans, $1.7 million was utilized for letters of credit and an additional $8.3 million was available for use based upon the applicable borrowing base. At December 31, 2000, $90.0 million of the revolving loans was at an interest rate of 9.22% and the remaining $50.0 million was at an interest rate of 9.17%. At December 31, 2000, $97.0 million was outstanding on the initial term loan, of which $72.8 million was at an interest rate of 9.14% and the remaining $24.2 million was at an interest rate of 11.0%.

  In April and May 2000, we received net proceeds of approximately $95.4 million from the sale of 7% convertible subordinated notes due April 15, 2007 in a private placement. A shelf registration statement was subsequently filed in connection with these convertible subordinated notes. Interest payments are due on these convertible subordinated notes on April 15 and October 15 of each year. The proceeds of this convertible debt offering were used to fund the acquisition of ACT Manufacturing Thailand. Prior to the acquisition, the net proceeds of this offering were invested in short-term, interest-bearing, investment grade securities. We recorded approximately $5.4 million in interest expense incurred on the notes in fiscal 2000, which includes amortization of debt issue costs, which was offset in part by $2.5 million of interest income earned on the reinvestment of the proceeds from the convertible subordinated notes during the same period.

  On August 2, 2000, we purchased 99.02% of the issued shares and outstanding options of GSS Thailand for approximately $86.7 million. On November 24, 2000, ACT Manufacturing Thailand had working capital credit facilities with various financial institutions aggregating $34.1 million at interest rates ranging from LIBOR plus 3% to LIBOR plus 4%. At its fiscal 2000 year end, $30.2 million was outstanding at interest rates ranging from 9.2% to 10.8%.

  ACT Manufacturing Thailand also has a loan outstanding denominated in Thai baht. At its fiscal 2000 year end, the outstanding balance was baht 150.8 million ($3.6 million). The Thai baht loan requires monthly principal payments of baht 4.6 million ($104,900) with the final payment due July 2003. Interest on the Thai baht loan is payable monthly at a floating rate which equaled 7.75% at its fiscal 2000 year end.

  The ACT Manufacturing Thailand credit facilities and baht loan are secured by a pledge of ACT Manufacturing Thailand's fixed deposits and by a mortgage of its land, buildings, machinery and equipment. ACT Manufacturing Thailand's debt to equity ratio exceeded that permitted under the working capital credit facilities above, as well as the Thai baht loan above; however, the lenders have given ACT Manufacturing Thailand a waiver of this covenant default through March 31, 2002.

  ACT Manufacturing Thailand also had a loan outstanding in the amount of $10.5 million throughout most of fiscal 2000 at an interest rate of LIBOR plus 3%. This loan was repaid in full in December 2000.

  We are currently in discussions with the financial institutions providing credit facilities to ACT Manufacturing Thailand to renegotiate or refinance the Thailand credit facilities.

  On August 31, 2000, we purchased all of the issued shares of BEA for approximately $56.6 million, plus a working capital adjustment of approximately $43.2 million based on the August 31, 2000 closing balance sheet of BEA. As of December 31, 2000, approximately $34.5 million of the working capital adjustment had been paid, while the remaining $8.7 million was paid in the first quarter of fiscal 2001.

  On November 2, 2000, ACT Manufacturing France entered into a new credit agreement with a syndicate of financial institutions led by Societe Generale. The credit agreement provides that the lenders will make available to ACT Manufacturing France up to approximately $16.2 million of revolving loans. The credit agreement is unsecured and interest is payable monthly at an interest rate based on the rates in the Eurocurrency market. As of December 31, 2000, the outstanding balance was approximately $10.9 million and was at an interest rate of 7.5%. The same credit agreement provides ACT Manufacturing France with a credit line in the amount of approximately $9.8 million for sales of accounts receivable, none of which was outstanding at December 31, 2000. In addition, ACT Manufacturing France has a capital lease line of approximately $7.4 million, of which approximately $3.3 million was utilized at December 31, 2000.

  We sold 575,000 shares of common stock of eOn Communications (formerly Cortelco Systems), a related party, for net proceeds of approximately $6.4 million in the first quarter of 2000. We recognized a net gain on the eOn investment of approximately $0.6 million, net of investment writedown, in fiscal 2000.

  Capital expenditures of approximately $9.4 million in fiscal 2000 were primarily for the acquisition of equipment and leasehold improvements related to operations.

  We lease manufacturing facilities and certain equipment and computer software used in our manufacturing operations under capital and operating lease agreements that expire through 2007. As of December 31, 2000, we had equipment lease lines of approximately $19.3 million available under capital and operating leases for purchases of manufacturing equipment, computer hardware and software and furniture. We have operating lease commitments of $33.9 million, $30.5 million, $27.8 million, $19.9 million and $15.2 million for fiscal 2001, 2002, 2003, 2004 and 2005, respectively.

  ACT Manufacturing France uses derivative financial instruments to hedge certain non-functional currency-denominated assets and liabilities that are primarily short-term trade accounts payable and receivable balances. Derivative financial instruments are also used to hedge unrecognized but firmly committed foreign-currency-denominated revenues and expenses. In all cases, the maturities of hedging instruments does not usually exceed three to four months. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the consolidated financial statements. We monitor our positions and the credit quality of counterparties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counterparty.

  As discussed in Recently Issued Financial Accounting Standards below, effective January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." To the extent we enter into hedges that are effective, changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and unrecognized firmly committed transactions (fair value hedging relationships), or for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings (cash flow hedging relationships). Amounts credited or charged to other accumulated comprehensive income are expected to be reclassified to earnings when the transactions occur and affect earnings.

  Our need for, cost of and access to funds are dependent in the long-term on our future operating results as well as conditions external to us. We may require additional capital to finance further acquisitions or other enhancements to, or expansions of, our manufacturing capacity as well as to finance working capital requirements. Although no assurance can be given that any additional financing will be available on terms satisfactory to us, we may seek additional funds from time to time through public or private debt or equity offerings, or through further bank borrowings or through equipment lease financings.

Recently Issued Financial Accounting Standards

  As discussed in note 1 to our consolidated financial statements, in June 1998, the Financial Accounting Standards Board (the FASB) issued SFAS No. 133, subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires us to record all derivatives on the balance sheet at fair value. To the extent that the hedge is effective, changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and unrecognized firmly committed transactions (fair value hedging relationships), or for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings (cash flow hedging relationships). There may be an impact on earnings to the extent that the hedging relationship is not 100% effective. If hedges do not qualify for hedge accounting under SFAS No. 133 or if we elect not to designate a derivative as a hedge under SFAS No. 133, then the derivative fair value changes are recognized directly in earnings.

  We have adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001, as required. SFAS No. 133, as amended, is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. SAB No. 101 requires companies to report any changes in revenue recognition as a cumulative effect from a change in accounting principles at the time of adoption. We adopted SAB No. 101 on October 1, 2000, as required, and have concluded that SAB No. 101 did not have any effect on our revenue recognition policies and practices.

  In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for certain transactions and certain disclosures in the fiscal year ending December 31, 2001. We are currently evaluating the impact of SFAS No. 140 on our financial statements and related disclosures, but as of December 31, 2000, did not expect that any impact would be material.

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

  Our customer base has historically been concentrated in a limited number of segments within the electronics industry. Net sales to customers within the networking and telecommunications segments accounted for approximately 69% of our net sales in fiscal 2000, 66% in fiscal 1999 and 58% in fiscal 1998. Several customers have recently indicated the possibility of an economic downturn in their industries, including the networking and telecommunications market. Developments adverse to these industry segments could materially and negatively impact us. These industry segments, and the electronics industry as a whole, experience:

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

  We depend on a small number of customers for a significant portion of our business. Our five largest customers accounted for approximately 57% and 52% of our net sales for fiscal 2000 and 1999, respectively.

  For fiscal 2000, Efficient Networks, EMC and Nortel Networks accounted for approximately 17%, 14% and 12% of our net sales, respectively. For fiscal 1999, Nortel Networks and S-3 Incorporated (formerly Diamond Multimedia) accounted for 15% and 13% of our net sales, respectively. The timing and level of orders from our customers varies substantially from period to period. The historic level of net sales we have received from a specific customer in one particular period is not necessarily indicative of net sales we may receive from that customer in any future period.

  Our results may depend on our ability to diversify our customer base and reduce our reliance on particular customers. Our major customers may not continue to purchase products and services from us at current levels or at all. In particular, we terminated our business with S-3 Incorporated in March 2000, and we terminated our business with Ascend, which was acquired by Lucent Technologies, in the fourth quarter of fiscal 1999. For various reasons, including consolidation in our customers' industries, we have in the past and will continue in the future to terminate or lose relationships with customers. We may not be able to expand our customer base to make up any sales shortfalls from our major customers so as to increase overall net sales. Because certain customers represent such a large part of our business, any of the following could negatively impact our business:

  . the loss of one or more major customer;

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

  . changes in the customers' manufacturing strategy, such as a decision by a customer to either diversify or consolidate the number of EMS providers used or to manufacture their products internally;

  . variation in demand for customer products; and

  . cyclical downturns in customers' industries.

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

  The EMS industry is highly competitive. We compete against numerous EMS providers with global operations, as well as those who operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Consolidation in the EMS industry results in a continually changing competitive landscape. The consolidation trend in the industry also results in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. Some of our competitors have substantially greater managerial, manufacturing, engineering, technical, financial, systems, sales and marketing resources than we do. These competitors may:

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

  We rely on a single or limited number of third-party suppliers for many proprietary and other components used in the assembly process. We do not have any long-term supply agreements. Shortages of materials and components have occurred from time to time and will likely occur in the future. Raw materials or component shortages can result in shipping delays and increased prices which could adversely affect our ability to manufacture products for our customers on a timely basis or at acceptable cost. Moreover, the consolidation trend in our suppliers' industry results in changes in supply relationships and in the price, availability and quality of components and raw materials. Due to our utilization of just-in-time inventory techniques, the timely availability of many components is dependent on our ability to both develop accurate forecasts of customer requirements and manage the materials supply chain. If we fail to do either, our operating results may suffer.

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

  Also, we could be adversely affected if our host countries revise their current policies encouraging foreign investment or foreign trade. In Thailand, we currently operate under a "tax holiday" that will expire in 2002 unless it is renewed. Upon the expiration of the "tax holiday," we will become subject to taxation at a rate of 30% per annum in Thailand.

Our business could suffer if we lose the services of, or fail to attract, key personnel.

  Our future success largely depends upon the skills and efforts of John A. Pino, Chairman of the Board, President and Chief Executive Officer, our other key executives and our managerial, manufacturing, sales and technical employees. With the exception of Jack O'Rear, Executive Vice President of Operations for the Americas, Robert E. Zinn, Executive Vice President of European and Asian Pacific Operations and James Menges, Senior Vice President of Operations for Asia, we have not entered into employment contracts or noncompetition agreements with any of our senior management or other key employees. We do not maintain or plan to acquire any key-man life insurance on any of our key personnel. The loss of services of any of our executives or other key personnel could negatively affect our business. We are currently searching for a chief financial officer. Our continued growth will also require us to attract, motivate, train and retain additional skilled and experienced managerial, manufacturing, financial, sales and technical personnel. We face intense competition for such personnel. We may not be able to attract, motivate and retain personnel with the skills and experience needed to successfully manage our business and operations.

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

  We manufacture products to our customers' specifications which are highly complex and may at times contain design or manufacturing errors or failures. Defects have been discovered in products we manufactured in the past and, despite our quality control and quality assurance efforts, defects may occur in the future. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects occur in large quantities or too frequently, our business reputation may also be impaired. In addition, these defects may result in liability claims against us.

We anticipate that our net sales and operating results will fluctuate which could affect our operating results in a given quarter.

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

  In December 1993, CMC retained the services of a consultant to assist in quantifying the potential exposure to CMC in connection with clean-up and related costs of a former manufacturing site. This site is commonly known as the ITT Telecommunications site in Milan, Tennessee. The consultant initially estimated that the cost to remove and dispose of the contaminated soil would be approximately $200,000. CMC subsequently entered into a voluntary agreement to investigate the site with the Tennessee Department of Environment and Conservation. In addition, CMC agreed to reimburse a tenant of the site $115,000 for expenditures previously incurred to investigate environmental conditions at the site. CMC recorded a total provision of $320,000 based on these estimates. Environmental studies done in fiscal 1999 have estimated assessment and remediation costs at between $750,000 and $3.5 million. CMC has not been named as a potentially responsible party. However, Alcatel, Inc., a potentially responsible party named by the Tennessee Department of Environment and Conservation, sought indemnification from CMC under the purchase agreement by which CMC acquired the stock of one of the operators of the facility. To date, Alcatel has not filed any legal proceedings to enforce its indemnification claim. However, Alcatel could initiate such proceedings and other third parties could assert claims against us relating to remediation of the site. We have entered into an agreement with Alcatel pursuant to which the statute of limitations on its indemnification claim is tolled for a period of time. In the event any proceedings are initiated or any claim is made, we would defend ourselves vigorously but defense or resolution of this matter could have a negative impact our financial position and results of operations.

John A. Pino has significant influence over our company.

  John A. Pino, Chairman of the Board, President and Chief Executive Officer, and a number of trusts for his and his family's benefit, collectively beneficially own approximately 30% of our common stock. As a result, Mr. Pino is able to exert significant influence over us through his ability to influence the election of directors and all other matters that require action by our stockholders. The voting power of Mr. Pino and these trusts could have the effect of preventing or delaying a change in control of our company which Mr. Pino opposes.

          Risks Related to our Recent Acquisitions and our Expansion

We may not realize the expected benefits from the ACT Manufacturing Thailand and ACT Manufacturing France acquisitions and their integration will divert management's attention from our day-to-day operations.

  We completed the acquisitions of ACT Manufacturing Thailand and ACT Manufacturing France with the expectation that the acquisitions will result in certain benefits, including, without limitation:

  . cost savings related to redundant activities;

  . increased scale of operations and operating efficiencies;

  . revenue enhancements as well as geographic and customer diversity;

  . management and engineering enhancements; and

  . other synergies.

  We may not realize any of the anticipated benefits of the acquisitions. Integrating the acquired operations and personnel is a complex and difficult process and achieving the benefits of the acquisitions will depend in large part upon the successful integration of the acquired businesses in an efficient and timely manner. The diversion of the attention of our management and any difficulties and related costs encountered in the process of combining the operations of ACT, ACT Manufacturing France and ACT Manufacturing Thailand could cause the disruption of, or a loss of momentum in, our activities. The inability to successfully integrate the operations and personnel of ACT Manufacturing Thailand and ACT Manufacturing France, or any significant delay in achieving integration, could have a material adverse effect on our business, financial condition and results of operations.

The ACT Manufacturing Thailand and ACT Manufacturing France acquisitions may result in loss of customers, employees and suppliers.

  The completion of the acquisitions could cause certain of our or ACT Manufacturing Thailand's or ACT Manufacturing France's customers to either seek alternative sources of product supply and service, or delay or change orders for products or services due to uncertainty over the integration of ACT Manufacturing Thailand and ACT Manufacturing France. As a result, we may experience some customer attrition. For the same reason, we may also see certain suppliers ending their relationship with us. Difficulties in combining operations, including the uncertainty related to organizational changes, could also negatively affect employee morale and result in the loss of key employees as a result of the acquisitions. Any steps taken by us to counter such increased customer, supplier and employee attrition may not be effective. Failure by us to control attrition could have a material adverse effect on our business and results of operations.

We may fail to make additional acquisitions and may not successfully integrate acquisitions we do make, which could impair our ability to compete and could harm our operating results.

  In light of the consolidation trend in our industry, we intend to pursue selective acquisitions of additional facilities, assets, businesses or companies. We may compete for acquisition opportunities with entities having significantly greater resources than us. As a result, we may not succeed in acquiring some or all companies, facilities, assets or businesses that we seek to acquire, including the Leicester, England manufacturing business of Fisher-Rosemount Systems. Failure to consummate additional acquisitions may prevent us from accumulating sufficient critical mass required by customers in this consolidating industry. This failure could significantly impact our ability to effectively compete in our targeted markets and could negatively affect our results of operations.

  Moreover, acquisitions that we do complete may result in:

  . the potentially dilutive issuance of common stock or other equity instruments;

  . the incurrence of debt and amortization expenses related to goodwill and other intangible assets;

  . the incurrence of significant costs and expenses; or

  . the potentially dilutive impact on our earnings per share.

  Acquisition transactions also involve numerous business risks, including:

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

  We have grown rapidly in recent years and we expect to continue to expand our operations. This growth has placed, and will continue to place, significant strain on our management, operations, technical, financial, systems, sales, marketing and other resources. As our growth continues, we will have to review and revise our security procedures and operating and financial controls both domestically and internationally. We will have to continue to invest in both our manufacturing infrastructure to expand capacity and our operational, financial, and management information systems. We are currently in the process of converting to a new global enterprise resource planning system, which we currently plan to implement in all facilities, both domestic and international, by the end of fiscal 2002. If we fail to adequately manage the conversion to the new system, our operating results and financial condition could be harmed. In addition, if we fail to manage our expected growth effectively, the quality of our services and products and our operating results could suffer significantly.

Expansion of our operations may negatively impact our business.

  We may expand our operations by establishing or acquiring new manufacturing facilities or by expanding capacity in our current facilities. We may expand both in geographical areas in which we currently operate and in new geographical areas within the United States and internationally. We acquired operations in France and Thailand in August 2000, began operations in an additional facility in Massachusetts in January 2000 and have signed a lease for a new facility in California which is currently under construction and which will enable us to consolidate and expand our operations. We expect to begin operations in this new California facility in fiscal 2001. We have signed a lease for an additional 130,000 square foot building that is under construction and is adjacent to our facility in Mexico. We have also signed a lease for a 100,000 square foot new products introduction, prototype and manufacturing facility in Dallas, Texas. We expect to begin operating in both new facilities in fiscal 2001. We may not be able to find additional suitable facilities on a timely basis or on terms satisfactory to us. Moreover, expanding existing and establishing new operations involves numerous business risks, including:

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

  We have made and will continue to make substantial capital expenditures to expand our operations and remain competitive in the rapidly changing EMS industry. Our future success depends in part on our ability to obtain additional financing and capital to support our continued growth and operations. We may seek to raise capital by:

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

The significant amount of our indebtedness after the acquisitions of ACT Manufacturing Thailand and ACT Manufacturing France could adversely affect our financial health.

  Our total senior debt as of December 31, 2000 was approximately $288.2 million. As of December 31, 2000, we also had $100.0 million of convertible subordinated notes outstanding. Our leverage could have important adverse consequences. For example, it could:

  . make it more difficult for us to satisfy our obligations with respect to the convertible subordinated notes or our other indebtedness;

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

  Our ability to service our indebtedness and to fund planned capital expenditures, development and operating costs will depend on our ability to generate cash in the future through sales of our services. Our available liquidity may not be sufficient to service our indebtedness, including the convertible subordinated notes, or to fund our other cash needs. We may need to refinance all or a portion of our indebtedness, including the convertible subordinated notes, on or before maturity but we may not be able to do so on satisfactory terms, or at all. Without sufficient funds to service our indebtedness, we would have serious liquidity constraints and would need to seek additional financing from other sources, which may not be available on satisfactory terms.

The price of our common stock has been and may continue to be volatile.

  The trading price of our common stock has been and may continue to be volatile. From January 1, 1999 through March 22, 2001, our stock price has fluctuated between a low of $10.44 per share and a high of $72.25 per share. On March 22, 2001, the closing price for our common stock was $12.06 per share. The price of our common stock may fluctuate significantly in response to a number of events and factors relating to our company, our competitors and the market for our services, many of which are beyond our control, such as:

  . quarterly variations in our operating results;

  . announcements of new technological innovations, equipment or service offerings by us or our competitors;

  . announcements of new products, or sales forecasts or results by our customers;

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

  Massachusetts corporate law, our articles of organization and by-laws and the indenture related to our convertible subordinated notes contain provisions that could have the effect of delaying, deferring or preventing a change in control of our company or our management. These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We have a $150.0 million revolving loan which bears interest at variable interest rates. We also have a $97.0 million term loan with an interest rate based on either the Prime Rate or the Eurocurrency Rate. The effective interest rate that the lenders will charge us under the term loan will vary depending upon our financial condition. On November 24, 2000 (ACT Manufacturing Thailand's fiscal year end), ACT Manufacturing Thailand had credit facilities, substantially all of which are denominated in U.S. dollars, aggregating $34.1 million which bear interest at variable rates. ACT Manufacturing France also has an approximately $16.2 million revolving credit facility which bears interest at variable rates based on the rates in the Eurocurrency market. Our exposure related to adverse movements in interest rates is primarily derived from the variable rate on our revolving and term loans and other credit facilities. At December 31, 2000, $90.0 million of the outstanding balance on the revolving loan was at an interest rate of 9.22% and the remaining $50.0 million was at an interest rate of 9.17%. At December 31, 2000, the outstanding balance under the term loan was $97.0 million, of which $72.8 million was at an interest rate of 9.14% and the remaining $24.2 million was at an interest rate of 11.0%. At November 24, 2000, $30.2 million was outstanding under the ACT Manufacturing Thailand credit facilities at interest rates ranging from 9.2% to 10.8% and at December 31, 2000, $10.9 million was outstanding under the ACT Manufacturing France credit facilities at an interest rate of 7.5%. An adverse change of one percent in the interest rate would cause a change in interest expense of approximately $2.8 million on an annual basis based on fiscal year end balances outstanding.

  Substantially all of the business of our Mexico and Thailand operations are conducted in U.S. dollar denominated transactions. The functional currency of ACT Manufacturing France is the French franc, although some of that business is conducted in Euro and other currency denominated transactions. The functional currency of our operations in Ireland is the Irish punt, however, these operations do not represent a significant portion of our net sales or expenses. Expenses for our French and Irish operations are also paid in French francs and Euros, and Irish punts, respectively. Although the functional currency of our foreign operations, other than France and Ireland, is the U.S. dollar, some of the expenses of our Thailand and Mexico operations are denominated in Thai baht and Mexican pesos, respectively. We also operate international purchasing offices in Singapore and Taiwan, where expenses are paid in Singapore and Taiwan dollars, respectively.

  SFAS No. 107 requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts and notes receivable, accounts payable and certain other short-term liabilities, and current and long-term debt obligations. The fair value of these financial instruments approximates their carrying amount, except for the 7% convertible subordinated notes, at December 31, 2000. The fair market value of the convertible subordinated notes was $57.4 million with a carrying amount of $100.0 million.

  ACT Manufacturing France uses foreign exchange and option contracts to hedge certain foreign currency denominated inventory purchase commitments and firmly committed foreign currency revenues. Contracts are for periods consistent with the terms of the underlying transactions, generally one to four months.
At December 31, 2000, the fair value of these contracts exceeded their carrying value by approximately $3.2 million.

  In fiscal 1999, international operations did not represent a significant portion of our net sales or net assets. Therefore, that exposure was not considered material to us. We were exposed to changes in interest rates on our $107.0 million credit facility in fiscal 1999 which, except for $17.0 million, bore interest at variable rates. At that time, an adverse change of one percent in the interest rate would have caused a change in interest expense of approximately $243,000 on an annual basis based on December 31, 1999 balances outstanding.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

  Our Consolidated Financial Statements and the Independent Auditors' Reports thereon are presented in the following pages. The Consolidated Financial Statements filed in Item 8 are as follows:

  Independent Auditors' Report

  Report of Independent Accountants

  Report of Independent Accountants

  Consolidated Balance Sheets as of December 31, 2000 and 1999

  Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

  Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

  Notes to Consolidated Financial Statements

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
ACT Manufacturing, Inc.:

  We have audited the consolidated balance sheets of ACT Manufacturing, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the consolidated financial statement schedule listed in the index at
Item 14 (a)(2). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the merger of ACT Manufacturing, Inc. and CMC Industries, Inc. on July 29, 1999, which has been accounted for as a pooling of interests as described in
Note 1 to the consolidated financial statements. We did not audit the statements of operations, stockholders' equity, and cash flows of CMC Industries, Inc. for the year ended July 31, 1998 and the five months in the period ended December 31, 1998, which statements reflect total revenues of $301,955,000 and $122,423,000 for the year ended July 31, 1998 and the five months in the period ended December 31, 1998, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for CMC Industries, Inc. for 1998, is based solely on the reports of such other auditors.

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

  In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ACT Manufacturing, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 12, 2001

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of CMC Industries, Inc.

  In our opinion, the consolidated statements of income, of changes in stockholders' equity and of cash flows of CMC Industries, Inc. and its subsidiaries (not presented separately herein) present fairly, in all material respects, their operations and their cash flows for the year ended July 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP ______
      PricewaterhouseCoopers LLP


Memphis, Tennessee
August 21, 1998, except as to
Note 14, which is as of
October 9, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of CMC Industries, Inc.

  In our opinion, the consolidated statements of operations, of changes in stockholders' equity and of cash flows of CMC Industries, Inc. and its subsidiaries (not presented separately herein) present fairly, in all material respects, their operations and their cash flows for the five months in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

  As discussed in Note 1, CMC Industries, Inc. merged with ACT Manufacturing, Inc. on July 29, 1999. The merger was accounted for as a pooling of interests.

/s/ PricewaterhouseCoopers LLP ______
      PricewaterhouseCoopers LLP

Memphis, Tennessee
June 21, 1999, except as to
Note 13, which is as of
July 29, 1999

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999

                                                             2000       1999
                                                          ----------  --------
                                                            (in thousands,
                                                                except
                                                              share data)
                         ASSETS
Current Assets:
  Cash and cash equivalents.............................. $   48,298  $  4,558
  Accounts receivable--trade (less allowance for doubtful
   accounts of $10,078 in 2000 and $2,939 in 1999).......    351,925   153,422
  Accounts and notes receivable from related party.......      3,331     7,408
  Inventory..............................................    401,325   171,762
  Prepaid expenses and other assets......................     11,646     2,925
  Deferred tax asset.....................................      8,258     1,252
                                                          ----------  --------
    Total current assets.................................    824,783   341,327
Property and equipment--net..............................     77,888    38,047
Deferred tax asset.......................................      1,647       --
Goodwill--net............................................    144,250    10,334
Other assets--net........................................     19,235    12,618
                                                          ----------  --------
    Total................................................ $1,067,803  $402,326
                                                          ==========  ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable bank..................................... $   10,863  $    --
  Current portion of long-term debt......................     15,627     1,125
  Current portion of other long-term liabilities.........      3,481     2,972
  Accounts payable.......................................    337,407   153,764
  Advance from customer..................................     50,000       --
  Due to Bull SA.........................................      8,711       --
  Accrued compensation and related taxes.................      5,906     3,769
  Income tax payable.....................................      9,969     3,074
  Deferred taxes.........................................         45       253
  Accrued expenses and other.............................     31,917     5,950
                                                          ----------  --------
    Total current liabilities............................    473,926   170,907
Long-term debt-less current portion......................    255,517    46,933
Deferred taxes...........................................      8,143     2,735
Other long-term liabilities..............................      9,973     3,622
Convertible subordinated notes...........................    100,000       --
Commitments and contingencies (Notes 12 and 13)
Stockholders' Equity:
  Preferred stock--$.01 par value; authorized, 5,000,000
   shares; issued and outstanding, none..................        --        --
  Common stock--$.01 par value; authorized, 100,000,000
   shares; issued and outstanding, 17,040,142 shares in
   2000 and 16,465,771 shares in 1999....................        170       165
  Additional paid-in capital.............................    171,220   157,887
  Accumulated other comprehensive loss...................       (799)     (637)
  Retained earnings......................................     49,653    20,714
                                                          ----------  --------
    Total stockholders' equity...........................    220,244   178,129
                                                          ----------  --------
      Total.............................................. $1,067,803  $402,326
                                                          ==========  ========

                See notes to consolidated financial statements.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                  Years Ended December 31, 2000, 1999 and 1998

                                                   2000       1999      1998
                                                ----------  --------  --------
                                                 (in thousands, except per
                                                        share data)
Net sales:
  Unrelated parties............................ $1,362,940  $671,061  $566,048
  Related parties..............................      7,657    25,221    26,436
                                                ----------  --------  --------
    Total net sales............................  1,370,597   696,282   592,484
                                                ----------  --------  --------
Cost of goods sold:
  Unrelated parties............................  1,249,065   618,653   532,018
  Related parties..............................      5,012    23,203    24,321
                                                ----------  --------  --------
    Total cost of goods sold...................  1,254,077   641,856   556,339
                                                ----------  --------  --------
Gross profit...................................    116,520    54,426    36,145
Selling, general and administrative expenses...     46,373    28,945    26,931
Amortization of goodwill.......................      5,675       591       452
Merger costs...................................        --      5,601       --
                                                ----------  --------  --------
Operating income...............................     64,472    19,289     8,762
                                                ----------  --------  --------
Other income (expense):
  Interest expense, net........................    (17,816)   (5,256)   (3,718)
  Other, net...................................        360        (6)       93
                                                ----------  --------  --------
    Total......................................    (17,456)   (5,262)   (3,625)
                                                ----------  --------  --------
Income before provision for income taxes.......     47,016    14,027     5,137
Provision for income taxes.....................     18,077     7,793     2,044
                                                ----------  --------  --------
Net income..................................... $   28,939  $  6,234  $  3,093
                                                ==========  ========  ========
Basic net income per common share.............. $     1.72  $   0.47  $   0.24
                                                ==========  ========  ========
Diluted net income per common share............ $     1.62  $   0.45  $   0.24
                                                ==========  ========  ========
Weighted-average shares outstanding--basic.....     16,808    13,265    12,665
                                                ----------  --------  --------
Weighted-average shares outstanding--diluted...     17,885    13,916    12,976
                                                ==========  ========  ========

                See notes to consolidated financial statements.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

          Years Ended December 31, 2000, 1999 and 1998 (in thousands)

                           $.01
                           Par               Accumulated
                          Value  Additional     Other                   Total
                          Common  Paid-in   Comprehensive Retained  Stockholders'
                          Stock   Capital      (Loss)     Earnings     Equity
                          ------ ---------- ------------- --------  -------------
Balance, January 1,
 1998....................  $125   $ 70,515     $    4     $13,459     $ 84,103
 Net proceeds from sale
  of stock...............     3      4,567        --          --         4,570
 Cancellation of common
  stock from acquisition
  escrow.................   --        (122)       --          --          (122)
 Comprehensive income:
  Net income.............   --         --         --        3,093        3,093
  Other comprehensive
   income-cumulative
   foreign currency
   translation
   adjustments...........   --         --        (184)        --          (184)
                                                                      --------
 Comprehensive income....   --         --         --          --         2,909
                           ----   --------     ------     -------     --------
Balance, December 31,
 1998....................   128     74,960       (180)     16,552       91,460
 CMC Industries, Inc. and
  subsidiaries for the
  five months ended
  December 31, 1998:
  Net loss...............   --         --         --       (2,072)      (2,072)
  Minimum pension
   liability adjustment..   --         --      (1,511)        --        (1,511)
  Net proceeds from the
   sale of stock.........     1        328        --          --           329
 Net proceeds from sale
  of stock...............    36     79,912        --          --        79,948
 Income tax benefit from
  employees' exercise of
  stock options..........   --       2,687        --          --         2,687
 Minimum pension
  liability adjustment...   --         --       1,511         --         1,511
 Comprehensive income:
  Net income.............   --         --         --        6,234        6,234
  Other comprehensive
   income--
  Cumulative foreign
   translation
   adjustments ..........   --         --        (457)        --          (457)
                                                                      --------
 Comprehensive income....   --         --         --          --         5,777
                           ----   --------     ------     -------     --------
Balance, December 31,
 1999....................   165    157,887       (637)     20,714      178,129
 Net proceeds from the
  sale of stock..........     5      6,096        --          --         6,101
 Non-cash stock
  compensation...........   --          69        --          --            69
 Income tax benefit from
  employees' exercise of
  stock options..........   --       7,168        --          --         7,168
 Comprehensive income:
  Net income.............   --         --         --       28,939       28,939
  Other comprehensive
   income--
  Minimum pension
   liability adjustment
   ......................   --         --      (2,598)        --        (2,598)
  Cumulative foreign
   translation
   adjustments...........   --         --       2,436         --         2,436
                                                                      --------
 Comprehensive income....   --         --         --          --        29,075
                           ----   --------     ------     -------     --------
Balance, December 31,
 2000....................  $170   $171,220     $ (799)    $49,653     $220,244
                           ====   ========     ======     =======     ========

                See notes to consolidated financial statements.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

          Years Ended December 31, 2000, 1999 and 1998 (in thousands)

                                                    2000       1999     1998
                                                  ---------  --------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...................................... $  28,939  $  6,234  $ 3,093
 Adjustments to reconcile net income to net cash
  (used for) provided by operating activities:
  Depreciation and amortization..................    15,917     7,541    4,884
  Deferred income taxes..........................      (802)    2,119     (764)
  Provision for doubtful accounts................     4,887     3,957    1,945
  Gain on investment in affiliate, net...........      (609)      --       --
  Non-cash stock compensation....................        69       --       --
  Loss on disposal of fixed assets...............       367       --       132
  Increase (decrease) in cash from:
   Accounts receivable--trade....................  (141,709)  (44,086) (26,771)
   Inventory.....................................   (85,207)  (89,158)   4,239
   Prepaid expenses and other assets.............       629       636   (2,632)
   Accounts payable..............................    40,308    56,213   17,463
   Advance from customer.........................    50,000       --       --
   Accrued expenses and other....................    25,007     7,675   10,100
                                                  ---------  --------  -------
    Net cash (used for) provided by operating
     activities..................................   (62,204)  (48,869)  11,689
                                                  ---------  --------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment...........    (9,367)   (6,729) (17,450)
 Proceeds from the sale of investment in
  affiliate .....................................     6,417       --       --
 Increase in other noncurrent assets.............    (5,916)   (3,135)    (182)
 Proceeds from the sale of property and
  equipment......................................       --        --       111
 Acquisitions, net of cash acquired..............  (170,573)  (12,875)     --
                                                  ---------  --------  -------
    Net cash used for investing activities.......  (179,439)  (22,739) (17,521)
                                                  ---------  --------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings (repayments) under line-of-credit
  agreements, net................................   109,555   (13,363)   4,612
 Proceeds from the sale of convertible
  subordinated notes.............................   100,000       --       --
 Proceeds under term loan........................   100,325     7,000      --
 Payments under term loan........................   (20,250)     (250)     --
 Debt issue costs................................    (9,200)     (700)    (450)
 Principal payments on long-term debt............       --     (3,017)  (1,300)
 Changes in other long-term liabilities--net.....    (4,231)     (867)    (692)
 Receipt of deferred revenue.....................       --        540      483
    Net proceeds from sale of stock..............     6,101    79,948    4,570
                                                  ---------  --------  -------
    Net cash provided by financing activities....   282,300    69,291    7,223
                                                  ---------  --------  -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
 EQUIVALENTS.....................................     3,083       469     (184)
                                                  ---------  --------  -------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.....................................    43,740    (1,848)   1,207
NET DECREASE IN CASH, CMC INDUSTRIES, INC.
 AND SUBSIDIARIES FOR THE FIVE MONTHS
 ENDED DECEMBER 31, 1998.........................       --     (4,264)     --
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.....     4,558    10,670    9,463
                                                  ---------  --------  -------
CASH AND CASH EQUIVALENTS, END OF YEAR........... $  48,298  $  4,558  $10,670
                                                  =========  ========  =======

                See notes to consolidated financial statements.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies

  Nature of Business--ACT Manufacturing, Inc. and Subsidiaries (the "Company" or "ACT") provide value-added electronics manufacturing services for original equipment manufacturers in the networking and telecommunications, high-end computer and industrial and medical equipment markets. The Company provides original equipment manufacturers with total system assembly and integration, electro-mechanical subassembly, complex printed circuit board assembly primarily utilizing advanced surface mount technology, and mechanical and molded cable and harness assembly.

  Principles of Consolidation and Basis of Presentation--The consolidated financial statements include the accounts of ACT Manufacturing, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. On July 29, 1999 the Company completed a merger with CMC Industries, Inc. ("CMC") in which CMC became a wholly owned subsidiary of ACT Manufacturing, Inc. The merger has been accounted for as a pooling of interests, and accordingly, the Company's consolidated financial statements for prior periods have been restated to include the operating results, financial position and cash flows of CMC at the beginning of the earliest period presented. In connection with the pooling, ACT issued 0.5 of a share of ACT common stock for each outstanding share of CMC common stock. A total of 3.9 million shares of ACT common stock were issued in connection with the merger, and approximately 0.9 million shares of ACT common stock were reserved for the conversion of CMC's outstanding stock options. Approximately $5.6 million in merger-related costs were charged to operations in the quarter ended September 30, 1999.

  ACT prepares its consolidated financial statements on the basis of a fiscal year ending December 31, and CMC prepared its consolidated financial statements on the basis of a fiscal year ending July 31. The consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998 (herein referred to as "fiscal" 1998) reflect the results of operations, stockholders' equity and cash flows for ACT for the year then ended combined with CMC for the year ended July 31, 1998.

  As a result of ACT and CMC having different fiscal years, CMC's condensed consolidated results of operations for the five-month period from August 1, 1998 through December 31, 1998 are reported separately.

   Condensed Consolidated Statement of Operations Data (in
    thousands):
   Net sales.......................................................  $122,423
   Cost of sales...................................................   119,633
                                                                     --------
    Gross profit...................................................     2,790
   Selling, general and administrative expenses....................     5,410
                                                                     --------
    Loss from operations...........................................    (2,620)
   Interest expense................................................       691
                                                                     --------
    Loss before taxes..............................................    (3,311)
   Income tax benefit..............................................    (1,239)
                                                                     --------
    Net loss.......................................................  $ (2,072)
                                                                     ========

  Translation of Foreign Currency--The Company translates financial statements denominated in foreign currency by translating balance sheet accounts at the end of period exchange rate and statement of income accounts at the average exchange rate for the period. Where the local currency is the functional currency, translation gains and losses are recorded as a separate component of stockholders' equity in accumulated other comprehensive income (loss) and transaction gains and losses are reflected in other income (loss) in determining net income. Where the U. S. dollar is the functional currency, all foreign currency gains and losses are included in determining net income.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

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

  Futures and Forward Contracts--Gains and losses on foreign currency exchange and option contracts that qualify as hedges are deferred and recognized as an adjustment of the carrying amount of the hedged asset or liability, or identifiable foreign currency firm commitment.

  Fair Value of Financial Instruments--Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short-term nature. Certain of the Company's bank debt, because it carries a variable interest rate, is stated at its approximate fair market value. The fair value of the Company's 7% convertible subordinated notes approximates $57.4 million.

  The Company uses foreign exchange and option contracts to hedge certain foreign currency denominated inventory purchase commitments and firmly committed foreign currency revenues. Contracts are for periods consistent with the terms of the underlying transactions, generally one to four months. At December 31, 2000, the Company had $88.0 million in open option contracts and $77.0 million in foreign exchange forward contracts.

  Revenue Recognition--Revenue is recognized upon shipment of the product or otherwise, under certain contracts, when title to and risks and reward of ownership pass to the customer.

  Cash and Cash Equivalents--The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

  Inventory--Inventory is stated at the lower of cost or market. Cost has been determined using the first-in, first-out ("FIFO") method for approximately 69% and 72% of the inventories at the end of fiscal 2000 and 1999, respectively, with the remaining balance determined using the last-in, first-out ("LIFO") method or weighted average method.

  Property and Equipment--Purchased property and equipment is recorded at cost. Capital lease property and equipment is recorded at the lesser of cost or the present value of the minimum lease payments required. Depreciation of fixed assets is provided using the straight-line method over the following estimated useful lives:

   Building......................................................... 30 years
   Leasehold Improvements........................................... lease term
   Computer Equipment............................................... 3-5 years
   Machinery & Equipment............................................ 5-7 years
   Furniture & Fixtures............................................. 5-7 years
   Motor Vehicles................................................... 5 years

  Goodwill--Goodwill is being amortized on a straight-line basis over a period of ten to twenty years. At the end of fiscal 2000 and 1999, the accumulated amortization of goodwill was $7.2 million and $1.5 million, respectively.

  Other Assets--Other assets primarily include deferred financing costs and prepaid licenses which are being amortized over five to seven years.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

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

  Net Income Per Common Share--Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution if common equivalent shares outstanding (common stock options, warrants and convertible debt) were exercised or converted into common stock unless the effects of such equivalent shares were antidilutive.

  A reconciliation of net income per common share and the weighted average shares used in the earnings per share ("EPS") calculations for fiscal years 2000, 1999 and 1998 is as follows (in thousands, except per share amounts):

                                                                          Per
                                               Net Income     Shares     Share
                                               (Numerator) (Denominator) Amount
                                               ----------- ------------- ------
2000
Basic.........................................   $28,939      16,808     $ 1.72
                                                 =======
Effect of stock options.......................                 1,077      (0.10)
                                                              ------     ------
Diluted.......................................   $28,939      17,885     $ 1.62
                                                 =======      ======     ======
1999
Basic.........................................   $ 6,234      13,265     $ 0.47
                                                 =======
Effect of stock options.......................                   651      (0.02)
                                                              ------     ------
Diluted.......................................   $ 6,234      13,916     $ 0.45
                                                 =======      ======     ======
1998
Basic.........................................   $ 3,093      12,665     $ 0.24
                                                 =======
Effect of stock options.......................                   311        --
                                                              ------     ------
Diluted.......................................   $ 3,093      12,976     $ 0.24
                                                 =======      ======     ======

  Options to purchase 514,000, 229,000, and 757,000 shares of common stock were outstanding during fiscal 2000, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market prices of the common stock, and therefore, their effect would be antidilutive. Similarly, 2.3 million shares related to the assumed conversion of the 7% convertible subordinated notes were also excluded as this effect would be antidilutive.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

  Supplemental Cash Flow Information--Selected cash payments and noncash activities for fiscal 2000, 1999 and 1998 were as follows (in thousands):

                                                          2000    1999   1998
                                                         ------- ------ ------
Cash paid for interest.................................. $16,112 $5,176 $3,887
Cash paid for (refunded from) income taxes..............   5,428  1,537 (7,686)
Noncash investing and financing activities:
  Reduction of goodwill upon cancellation of common
   stock from acquisition escrow........................     --     --     122
  Capital lease obligations.............................   6,668    --     --

  Impairment of Long-Lived Assets--At each balance sheet date, the Company assesses whether there has been an impairment in the value of long-lived assets by determining whether projected undiscounted cash flows generated by the applicable asset exceeds its net book value as of the assessment date. At the end of each of fiscal 2000 and 1999, there were no impairments of the Company's assets.

  Comprehensive Income (Loss)--The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in fiscal 1998. SFAS No. 130 requires the reporting of comprehensive income (loss), which in the case of the Company, is the combination of reported net income, and the changes in the cumulative translation adjustment, the fair market value of investments, and the minimum pension liability, which is a component of stockholders' equity.

  Recently Issued Financial Accounting Standards--In June 1998, the Financial Accounting Standards Board (the FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. To the extent that the hedge is effective, changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and unrecognized firmly committed transactions (fair value hedging relationships), or for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings (cash flow hedging relationships). There may be an impact on earnings to the extent that the hedging relationship is not 100% effective. If hedges do not qualify for hedge accounting under SFAS No. 133 or if the Company elects not to designate a derivative as a hedge under SFAS No. 133, then the derivative fair value changes are recognized directly in earnings.

  The Company's France subsidiary uses derivative financial instruments to hedge certain non-functional currency-denominated assets and liabilities that are primarily short-term trade accounts payable and receivable balances. Derivative financial instruments are also used to hedge unrecognized but firmly committed foreign-currency-denominated revenues and expenses. In all cases, the maturities of hedging instruments does not usually exceed three to four months. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counterparties, consisting primarily of major financial institutions, and does not anticipate nonperformance by any counterparty.

  The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001, as required. SFAS No. 133, as amended, is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance on applying

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES generally accepted accounting principles to revenue recognition issues in financial statements. SAB No. 101 requires companies to report any changes in revenue recognition as a cumulative effect from a change in accounting principles at the time of adoption. The Company adopted SAB No. 101 on October 1, 2000, as required, and has concluded that SAB No. 101 did not have any effect on the Company's revenue recognition policies and practices.

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

2. Acquisitions of Businesses and Assets

 Business Acquisitions

  On August 2, 2000, the Company purchased 99.02% of the issued shares and outstanding options of GSS Array Technology Public Company Limited ("GSS Thailand" or "ACT Manufacturing Thailand") for a purchase price of approximately $86.7 million. On August 31, 2000, the Company purchased all of the issued shares of Bull Electronics Angers S.A. ("BEA" or "ACT Manufacturing France") for a purchase price of approximately $99.8 million, of which $91.1 million was paid during 2000 and the remaining $8.7 million was paid in the first quarter of 2001.

  The GSS Thailand and BEA acquisitions have both been accounted for under the purchase method of accounting, and accordingly, the results of operations of ACT Manufacturing Thailand and ACT Manufacturing France have been included in our consolidated financial statements from the respective dates of acquisition. ACT Manufacturing Thailand will maintain its November 24 fiscal year end and its financial position at November 24, 2000 is included in the Company's fiscal 2000 year end consolidated balance sheet; accordingly, approximately four months (August-November 2000) of its operations are included in the Company's fiscal 2000 actual results. ACT Manufacturing France will maintain its December 31 fiscal year end; accordingly, four months (September-December 2000) of its operations are included in the Company's fiscal 2000 actual results. The respective purchase prices have been allocated to the net assets acquired based upon their fair values. For both the GSS Thailand and BEA acquisitions, the purchase price exceeded the respective fair value of the assets acquired and liabilities assumed resulting in goodwill being recorded. Such goodwill is being amortized over its estimated useful life of ten years.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

  Below are tables of the purchase price and purchase price allocation for ACT Manufacturing Thailand and ACT Manufacturing France as of December 31, 2000. The purchase price and purchase price allocations are subject to change.

                                                ACT           ACT
                                           Manufacturing Manufacturing
                                             Thailand       France      Total
                                           ------------- ------------- --------
Purchase price (in thousands):
  Cash paid at closing....................    $86,692      $ 56,600    $143,292
  Working capital adjustment..............        --         43,211      43,211
  Transaction costs.......................      4,222         3,648       7,870
                                              -------      --------    --------
    Total purchase price..................    $90,914      $103,459    $194,373
                                              =======      ========    ========
Purchase price allocation (in thousands):
  Fair value of net assets acquired.......    $(8,131)     $ 64,046    $ 55,915
  Goodwill and other intangibles..........     99,045        39,413     138,458
                                              -------      --------    --------
    Total purchase price allocation.......    $90,914      $103,459    $194,373
                                              =======      ========    ========

  The working capital adjustment represents additional purchase price based on BEA's closing balance sheet. Goodwill and other intangibles includes the value of workforce-in-place, amounting to $350,000 for ACT Manufacturing Thailand and $1.3 million for ACT Manufacturing France.

  The following unaudited supplemental pro forma condensed combined financial information is provided to reflect net sales, net income (loss) and diluted net income (loss) per common share as if the consummation of the ACT Manufacturing Thailand and ACT Manufacturing France acquisitions had taken place at the beginning of each period presented below.

                                             For the Year      For the Year
                                                 Ended             Ended
                                           December 31, 2000 December 31, 1999
                                           ----------------- -----------------
                                             (in thousands, except per share
                                                          data)
                                                       (unaudited)
Net sales.................................    $1,706,342        $1,159,585
Net income (loss).........................    $   14,444        $  (21,989)
                                              ==========        ==========
Diluted net income (loss) per common
 share....................................    $     0.81        $    (1.66)
                                              ==========        ==========

 Asset Acquisition

  Effective October 12, 1999, the Company acquired certain inventory and fixed assets of GSS/Array Technology, Inc. ("GSS/Array"), located in San Jose, California, a subsidiary of GSS Thailand. Under the terms of the purchase agreement, the Company assumed on going relationships with select GSS/Array domestic customers.

  The Company paid approximately $12.9 million in cash and assumed $618,000 in liabilities in connection with this asset purchase. The fair value of the assets purchased was approximately $8.4 million. The Company recorded $5.1 million as the excess of the asset purchase price over the fair value of assets purchased. The operating results following the Company's purchase of the selected GSS/Array assets from the date of purchase are included in the Company's consolidated statement of operations for fiscal 1999. Such goodwill is being amortized over its estimated useful life of ten years.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

3. Inventory

  Inventory consisted of the following at fiscal year end 2000 and 1999 (in thousands):

                                                                 2000     1999
                                                               -------- --------
Raw materials................................................. $327,046 $125,869
Work in process...............................................   58,236   42,039
Finished goods................................................   16,043    3,854
                                                               -------- --------
  Total....................................................... $401,325 $171,762
                                                               ======== ========

  The carrying value of inventory approximates replacement cost.

4. Property and Equipment

  Property and equipment consisted of the following at fiscal year end 2000 and 1999 (in thousands):

                                                               2000      1999
                                                             --------  --------
Land........................................................ $ 14,592  $    798
Building....................................................   10,384     4,922
Leasehold improvements......................................   15,400    11,234
Manufacturing equipment.....................................   76,765    35,696
Office furniture and equipment..............................   13,441     9,311
Vehicles....................................................      893       418
Construction-in-progress....................................    5,876     1,026
                                                             --------  --------
  Total property and equipment..............................  137,351    63,405
Less accumulated depreciation and amortization..............  (59,463)  (25,358)
                                                             --------  --------
  Property and equipment--net............................... $ 77,888  $ 38,047
                                                             ========  ========

  Included in property and equipment are manufacturing facilities and certain equipment held under capital leases with a net carrying value of $7.7 million and $5.7 million at the end of fiscal 2000 and 1999, respectively.

  The Company has capitalized interest in the amount of $160,000 and $40,000 at the end of fiscal 2000 and 1999, respectively, related to the construction-in-progress.

5. Indebtedness

  On June 29, 2000, the Company revised its senior credit arrangements with a syndicate of financial institutions led by The Chase Manhattan Bank as administrative agent, to increase the Company's previous credit facility. The Company's Credit Agreement with these lenders ("Credit Agreement") provides that the lenders will make available to the Company up to $150.0 million of revolving loans (up to $20.0 million of which the Company may use in a variety of currencies, and the balance of which the Company may use in U.S. dollars) and up to $100.0 million of term loans.

  The revolving loans are subject to a borrowing base formula, under which the Company may borrow up to specified percentages of the value of various categories of its assets, including qualified accounts receivable, inventory, machinery and equipment. Interest is payable either monthly or quarterly, at the election of the Company, at an interest rate based on either the prime rate of The Chase Manhattan Bank or the prevailing rates in the Eurocurrency market. The Company must repay all revolving loans by June 28, 2005. The Company is required to repay all term loans in quarterly installments from December 31, 2000 through June 28, 2005.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

  On December 27, 2000, we entered into an amendment to our Credit Agreement which makes available additional five year term loans in the aggregate amount of up to $100.0 million, subject to certain conditions. If drawn, the term loan provides for repayment of substantially all of the principal amount on June 28, 2006.

  The Credit Agreement requires the Company to meet certain financial conditions, including net worth and the ratio of total debt, senior secured debt and interest and other fixed charges, to earnings. The credit facility is secured by substantially all of the assets of the Company and certain of its subsidiaries. In addition, the Credit Agreement limits the Company's ability, among other things, to incur debt, grant liens, dispose of its properties, pay dividends, make capital expenditures or investments or enter into mergers or acquisitions.

  At December 31, 2000, $140.0 million of the Credit Agreement was utilized for revolving loans, $1.7 million was utilized for letters of credit and an additional $8.3 million was available for use based upon the applicable borrowing base. At December 31, 2000, $90.0 million of the revolving loan was at an interest rate of 9.22% and the remaining $50.0 million was at an interest rate of 9.17%. At December 31, 2000, $97.0 million was outstanding on the term loan. At December 31, 2000, $72.8 million of the term loan was at an interest rate of 9.14% and the remaining $24.2 million was at an interest rate of 11.0%.

  On November 24, 2000, ACT Manufacturing Thailand had working capital credit facilities with various financial institutions aggregating $34.1 million at interest rates ranging from LIBOR plus 3% to LIBOR plus 4%. At its fiscal 2000 year end, $30.2 million was outstanding at interest rates ranging from 9.2% to 10.8%.

  ACT Manufacturing Thailand also has a loan outstanding denominated in Thai baht. At its fiscal 2000 year end, the outstanding balance was baht 150.8 million ($3.6 million). The Thai baht loan requires monthly principal payments of baht 4.6 million ($104,900) with the final payment due July 2003. Interest on the Thai baht loan is payable monthly at a floating rate which equaled 7.75% at its fiscal 2000 year end.

  The ACT Manufacturing Thailand credit facilities and Thai baht loan are secured by a pledge of ACT Manufacturing Thailand's fixed deposits and by a mortgage of its land, buildings, machinery and equipment. ACT Manufacturing Thailand's debt to equity ratio exceeded that permitted under the working capital credit facilities above, as well as the Thai baht loan above; however, the lenders have given ACT Manufacturing Thailand a waiver of this covenant default through March 31, 2002.

  On November 2, 2000, ACT Manufacturing France entered into a new Credit Agreement with a syndicate of financial institutions led by Societe Generale. The Credit Agreement provides that the lenders will make available to ACT Manufacturing France up to approximately $16.2 million of revolving loans. The Credit Agreement is unsecured and interest is payable monthly at an interest rate based on the rates in the Eurocurrency market. As of December 31, 2000, the outstanding balance was approximately $10.9 million and was at an interest rate of 7.5%. The same credit agreement provides ACT Manufacturing France with a credit line in the amount of approximately $9.8 million for sales of accounts receivable, none of which was outstanding at December 31, 2000. In addition, ACT Manufacturing France has a capital lease line of approximately $7.4 million, of which approximately $3.3 million was utilized at December 31, 2000.

  Prior to the June 29, 2000 Credit Agreement, the Company was party to a credit agreement dated July 29, 1999 which provided for a $107.0 million senior secured credit facility with a group of banks led by The Chase Manhattan Bank as agent. This credit facility provided for a $7.0 million, five-year Term Loan and a $100.0 million, five-year line of credit, both of which were secured by substantially all of the assets of the Company.

  The Company entered into a $17.0 million interest rate swap agreement in fiscal 1998 which provided for payments by the Company at a fixed rate of interest of 6.76%. The fair value of the interest rate swap at December 31, 1999 was approximately $(56,000) since the fixed rate of interest of 6.76% was higher than the floating rate. The interest rate swap agreement was settled in full in fiscal 2000.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

  The aggregate annual maturities of long-term debt at the end of fiscal 2000 are as follows (in thousands):

   2001................................................................ $ 26,490
   2002................................................................   49,507
   2003................................................................   23,510
   2004................................................................   27,500
   2005................................................................  155,000
   Thereafter..........................................................  100,000
                                                                        --------
     Total............................................................. $382,007
                                                                        ========

 Convertible Subordinated Notes

  In April and May 2000, the Company received net proceeds of approximately $95.4 million from the sale of 7% Convertible Subordinated Notes due April 15, 2007 (the "Notes") in a private placement. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all the Company's existing and future senior indebtedness. Interest payments are due on the Notes on April 15 and October 15 of each year. The proceeds of this convertible debt offering were used to fund the acquisition of ACT Manufacturing Thailand (see Note 2). Until allocated for specific use, the net proceeds from this offering were invested in short-term, interest-bearing, investment grade securities. The Notes were subsequently registered on a Registration Statement on Form S-3, File No. 333-41406, effective August 4, 2000.

6. Other Long-Term Liabilities

  Other long-term liabilities consisted of the following at fiscal year end 2000 and 1999 (in thousands):

                                                                   2000   1999
                                                                  ------ ------
   Noncompete covenant........................................... $  160 $  245
   Deferred revenue..............................................    752  1,023
   Capital leases................................................  6,167  5,303
   Other noncurrent liabilities..................................  6,375     23
                                                                  ------ ------
     Total....................................................... 13,454  6,594
   Less current portion..........................................  3,481  2,972
                                                                  ------ ------
     Other long-term liabilities................................. $9,973 $3,622
                                                                  ====== ======

  Noncompete Covenant--In 1993, the Company entered into an agreement with its former sole stockholder, which provides for monthly payments over a ten-year period, in return for a promise not to compete. The liability is recorded at the present value of the required future payments at an interest rate of 8%.

  Deferred Revenue--The Company received grants of $0 and $540,000 in fiscal 2000 and 1999, respectively, under an agreement with the Ireland Industrial Development Agency. These payments have been recorded as deferred revenue at the end of fiscal 2000 and 1999 since the Company will be required to return the grants if certain conditions, including employment levels, are not met by December 31, 2002.

  Facility and Equipment Leases--The Company leases manufacturing facilities and certain equipment and computer software used in its manufacturing operations under capital lease agreements that expire through 2004.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

  Other long-term liabilities at the end of fiscal 2000 are due as follows (in thousands):

                                      Noncompete Capital Deferred
                                       Covenant  Leases  Revenue  Other  Total
                                      ---------- ------- -------- ------ ------
2001.................................    $ 93    $3,815    $--    $  --  $3,908
2002.................................     100     1,360     752      --   2,212
2003.................................     --      1,079     --       --   1,079
2004.................................     --        729     --       --     729
2005.................................     --        --      --     6,375  6,375
                                         ----    ------    ----   ------ ------
  Total..............................     193     6,983     752    6,375 14,303
Less amount representing interest....      33       816     --       --     849
                                         ----    ------    ----   ------ ------
Present value of minimum payments....     160     6,167     752    6,375 13,454
Less current portion.................      68     3,413     --       --   3,481
                                         ----    ------    ----   ------ ------
  Other long-term liabilities........    $ 92    $2,754    $752   $6,375 $9,973
                                         ====    ======    ====   ====== ======

7. Income Taxes

  Income before provision for income taxes for fiscal years 2000, 1999 and 1998 are as follows (in thousands):

                                                         2000    1999     1998
                                                        ------- -------  ------
   Domestic............................................ $30,814 $15,100  $6,040
   Foreign.............................................  16,202  (1,073)   (903)
                                                        ------- -------  ------
   Total............................................... $47,016 $14,027  $5,137
                                                        ======= =======  ======

  The provision (benefit) for income taxes for fiscal years 2000, 1999 and 1998 are as follows (in thousands):

                                                        2000     1999    1998
                                                       -------  ------  -------
   Current taxes:
     Federal.......................................... $11,610  $5,538  $ 2,221
     State............................................   2,312     926      586
     Foreign..........................................   5,265     --       --
                                                       -------  ------  -------
                                                        19,187   6,464    2,807
   Deferred taxes:
     Federal..........................................  (2,043)   (763)   1,387
     State............................................    (213)  2,092   (2,150)
     Foreign..........................................   1,146     --       --
                                                       -------  ------  -------
                                                        (1,110)  1,329     (763)
       Total.......................................... $18,077  $7,793  $ 2,044
                                                       =======  ======  =======

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

  Deferred income tax assets (liabilities) are attributable to the following for fiscal years 2000 and 1999 (in thousands):

                                                               2000     1999
                                                              -------  -------
   Accounts receivable....................................... $ 1,918  $   918
   Inventory.................................................     (92)    (980)
   Depreciation..............................................  (1,962)  (2,287)
   Accrued liabilities.......................................   1,054      868
   Pension...................................................    (700)    (576)
   Foreign...................................................   1,198      --
   Other.....................................................     301      321
                                                              -------  -------
     Net deferred income tax asset (liability)............... $ 1,717  $(1,736)
                                                              =======  =======

  The net deferred income tax asset (liability) is classified as follows at the end of the fiscal years 2000 and 1999 (in thousands):

                                                               2000     1999
                                                              -------  -------
   Current asset............................................. $ 8,258  $ 1,252
   Long term asset...........................................   1,647      --
   Current liability.........................................     (45)    (253)
   Long term liability.......................................  (8,143)  (2,735)
                                                              -------  -------
                                                              $ 1,717  $(1,736)
                                                              =======  =======

  No valuation allowance is required as the deferred tax assets are expected to be fully realized.

  The Company has not provided income tax expense of approximately $1.4 million on ACT Manufacturing Thailand's earnings in fiscal 2000 as those earnings are considered permanently invested.

  A reconciliation of the expected tax rate at the U.S. statutory rate to the effective tax rate for the fiscal years indicated is as follows:

                                                                  2000  1999  1998
                                                                  ----  ----  ----
   Federal statutory rate........................................  35%   35%   34%
   State income taxes, net of federal benefit....................   3     9     6
   Nondeductible merger costs....................................  --    14    --
   Adjustments to prior year tax liability.......................  --    --     1
   Goodwill......................................................   1    --    --
   Foreign.......................................................  (2)   --    --
   Other.........................................................   1    (2)   (1)
                                                                  ---   ---   ---
     Effective rate..............................................  38%   56%   40%
                                                                  ===   ===   ===

8. Capital Stock

 Stock Option Plans

  The Company has a 1995 Stock Plan, which provides for the grant of incentive and nonqualified stock options to purchase up to an aggregate of 2.25 million shares. The Company has a 1995 Non-Employee Director

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

Stock Option Plan that provides for the grant of options to purchase a maximum of 100,000 shares to nonemployee directors of the Company. The Company also has the 1993 Incentive Stock Option Plan under which options for up to 690,664 shares of common stock may be granted at an exercise price not less than fair market value at the date of grant. CMC's 1990 Equity Incentive Plan provides for the granting of options to purchase a maximum of 950,052 shares. Options granted under CMC's 1990 Equity Incentive Plan were converted to ACT options in conjunction with the pooling. Such activity is incorporated in the activity below. Stock option activity for the fiscal years indicated was as follows:

                                                            Weighted- Weighted-
                                                             Average   Average
                                                 Number of  Exercise    Fair
                                                  Options     Price     Value
                                                 ---------  --------- ---------
Outstanding at Beginning of Fiscal 1998......... 1,328,772   $ 15.06
  Granted....................................... 1,246,750     12.92   $ 6.95
  Exercised.....................................   (42,290)     8.08
  Forfeited.....................................  (571,578)    23.67
                                                 ---------
Outstanding at End of Fiscal 1998............... 1,961,654     11.38
  Net CMC activity August 1 to December 31,
   1998.........................................    47,630     11.33
  Granted.......................................   498,000     16.91    12.95
  Exercised.....................................  (491,455)    11.84
  Forfeited.....................................  (255,839)    13.52
                                                 ---------
Outstanding at End of Fiscal 1999............... 1,759,990     12.11
  Granted....................................... 1,079,499     39.95    29.31
  Exercised.....................................  (583,286)    10.49
  Forfeited.....................................  (225,980)    14.91
                                                 ---------
Outstanding at End of Fiscal 2000............... 2,030,223   $ 26.72
                                                 =========   =======

                     Options Outstanding              Options Exercisable
               ------------------------------- ---------------------------------
                              Weighted Average
   Number of      Range of     Remaining Life  Weighted Average Number Currently
    Options    Exercise Price    (In Years)     Exercise Price    Exercisable
   ---------   -------------- ---------------- ---------------- ----------------
      33,600    $       0.48          2             $ 0.48           33,600
      38,266      3.70- 3.96          2               4.76           38,266
     215,040      7.88- 8.00          8              12.83          114,421
     181,394      8.75-12.25          7              11.20           98,846
     378,923     13.94-19.50          8              11.28          132,747
     179,000     20.74-26.75          8              22.02           41,950
     807,000     27.13-39.88         10              27.13            3,600
     197,000           52.00         10              52.00              --
   ---------                                                        -------
   2,030,223                                                        463,430
   =========                                                        =======

  The options generally vest over three- to five-year periods.

  The Company has reserved shares for future grants of common stock for issuance pursuant to the 1993 Incentive Stock Option Plan, 1995 Non-Employee Director Stock Option Plan, the 1995 Stock Plan and the 1990 Equity Incentive Plan for 450,800, 56,000, 226,400 and 227,580 shares, respectively.

  In January 1998 the Board of Directors approved a vote to reprice 516,500 employee stock options. The options were originally issued between March 1997 and October 1997 and had original grant prices ranging

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES between $14.44 and $39.25. The grant price for these options was lowered to $13.94, which reflects the market value of the stock as of the reprice date. The repriced options continue to vest according to the original grant date. No compensation expense was required to be recorded in the Consolidated Statements of Income.

  As described in Note 1, the Company uses the intrinsic value method to measure compensation expense associated with grants of stock options to employees. Had the Company used the fair value method to measure compensation for grants made after fiscal 1995 (including the repricing described above), pro forma net income (loss) and diluted net income (loss) per share for fiscal years indicated would have been as follows (in thousands, except per share data):

                                                          2000    1999   1998
                                                         ------- ------ ------
   Net income (loss).................................... $25,881 $4,167 $ (966)
                                                         ======= ====== ======
   Diluted net income (loss) per common share........... $  1.45 $ 0.30 $(0.07)
                                                         ======= ====== ======

  The fair value of options on their grant date was measured using the Black/Scholes option-pricing model. Key assumptions used to apply this pricing model for the fiscal years indicated are as follows:

                                                 2000       1999       1998
                                               ---------  ---------  ---------
   Risk-free interest rate....................       4.4%       5.9%       5.5%
   Expected life of option grants............. 3-5 years  3-5 years  3-5 years
   Expected volatility of underlying stock....        93%        98%       102%

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

 Private Placement

  In 1998, CMC issued 250,000 shares of stock to two members of the board of directors in a private placement. Proceeds from the issuance totaled $3.6 million. The purchase price equaled the fair market value of the stock issued.

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

 Common Stock and Stock Option Plan Amendments

  On May 15, 2000, the Company's shareholders approved an amendment to the Second Restated Articles of Organization of ACT Manufacturing, Inc. to increase the number of authorized shares of the Company's common stock, $0.01 par value, from 50.0 million to 100.0 million.

  On July 29, 1999, the Company's shareholders approved an amendment to the Restated Articles of Organization of ACT Manufacturing, Inc. to increase the number of authorized shares of the Company's common stock, $0.01 par value, from 30.0 million to 50.0 million.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

  Also on July 29, 1999, the Company's shareholders approved an amendment to the 1995 Stock Plan increasing the aggregate number of shares which may be issued from 1.25 million to 2.25 million shares.

9. Employee Benefit Plans

 Retirement Benefits

  In fiscal 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits." The provisions of SFAS No. 132 provide new disclosure requirements for pensions and other postretirement benefit plans, but do not change the measurement or recognition of these plans. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable and requires additional information on the changes in benefit obligations and fair values of plan assets.

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

  The components of net periodic pension cost and related assumptions for fiscal years 2000, 1999 and 1998 were as follows (in thousands):

                                                            2000   1999   1998
                                                            -----  -----  -----
   Service cost............................................ $ --   $ --   $ --
   Interest cost...........................................   637    642    612
   Return on plan assets...................................   208   (688)  (671)
   Net amortization and deferral...........................  (896)   157    157
                                                            -----  -----  -----
   Net periodic pension (income) expense................... $ (51) $ 111  $  98
                                                            =====  =====  =====
   Discount rate...........................................  7.50%  8.00%  8.25%
   Long-term rate of return................................  9.00%  9.00%  8.00%

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

  The following table sets forth changes in the projected benefit obligation and changes in the value of Plan assets at fiscal year end (in thousands):

                                                                 2000    1999
                                                                ------  -------
Changes in projected benefit obligation:
Benefit obligation at beginning of year........................ $8,359  $ 7,712
CMC net activity August 1 to December 31, 1998.................    --     1,731
Service cost...................................................    --       --
Interest cost..................................................    637      642
Benefits paid..................................................   (605)    (754)
Revaluation loss (gain)........................................    335     (972)
                                                                ------  -------
  Benefit obligation at end of year............................ $8,726  $ 8,359
                                                                ======  =======
Changes in plan assets:
Fair value of plan assets at beginning of year................. $8,434  $ 7,881
CMC net activity August 1 to December 31, 1998.................    --       (36)
Actual return on plan assets...................................   (208)     949
Employer contributions.........................................    303      394
Benefits paid..................................................   (605)    (754)
                                                                ------  -------
  Fair value of plan assets at end of year..................... $7,924  $ 8,434
                                                                ======  =======
Funded status.................................................. $ (802) $    75
                                                                ======  =======
Reconciliation of Funded Status:
Funded status.................................................. $ (802) $    75
Unrecognized loss..............................................  2,598    1,368
                                                                ------  -------
Prepaid pension cost prior to additional liability.............  1,796    1,443
Additional liability........................................... (2,598)     --
                                                                ------  -------
  (Accrued) prepaid pension cost............................... $ (802) $ 1,443
                                                                ======  =======

  Under SFAS No. 87, the portion of deferred gains and losses in excess of 10% of the projected benefit obligation is amortized as a component of net periodic pension cost. If amortization is required, the period used is the average remaining service period of active employees, which was approximately 12 years as of December 31, 2000.

  ACT Manufacturing France maintains various pre-retirement plans that offer indemnities to certain eligible employees who cease working prior to the legal retirement age. The employer and the French government pay these indemnities jointly. The Company's liability for such payments was $3.8 million at December 31, 2000. There was no expense for these plans in fiscal 2000. ACT Manufacturing France also maintains a pension plan in accordance with certain collective bargaining agreements. The payments are based on an employee's length of service, compensation and job grade. The Company's liability for such payments was $1.7 million at December 31, 2000. The expense for this pension plan was $38,000 in fiscal 2000.

 Savings Plans

  During fiscal 1994, the Company adopted a savings plan for its employees pursuant to Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate, and the plan allows a deferral ranging from a minimum of 1% to the maximum percentage of compensation permitted by law. Company contributions to the plan are at the discretion of the Board of Directors. The Company made no contributions to the Plan in fiscal 2000, 1999 and 1998.

  CMC had a profit sharing savings plan (the "Savings Plan") for employees of CMC. Under the terms of the Savings Plan, employees may contribute from 2% to 16% of compensation and an additional elective amount.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

Effective June 30, 1994, the Company terminated matching employee contributions. The Company may also elect to make an additional discretionary profit sharing contribution. Effective January 1, 1996, the Savings Plan eligibility requirements were amended to include all full-time employees with one hour of service. The Company recorded no contributions in fiscal 2000, 1999 and 1998.

 Medical Care and Disability Benefit Plans

  The Company is self-insured with respect to certain medical care and disability benefit plans for a percentage of its employees. The costs for such plans are charged against earnings in the period incurred. The liability for healthcare claims was $1.1 million and $605,000 at fiscal year end 2000 and 1999, respectively, and the related expense incurred was $7.7 million, $4.8 million, and $4.3 million for fiscal 2000, 1999 and 1998, respectively. The Company does not provide benefits under these plans to retired employees.

10. Major Customers and Segment Reporting

 Customers

  In fiscal 2000, Efficient Networks, EMC and Nortel Networks accounted for approximately 17%, 14% and 12%, respectively, of the Company's net sales. Sales to Nortel Networks and S-3 Corporation (formerly Diamond Multimedia) were 15% and 13%, respectively, of the Company's fiscal 1999 net sales. In fiscal 1998, sales to Nortel Networks and Micron Electronics were each approximately 12% of the Company's net sales. All such sales relate to the printed circuit board assembly service offering of the Company's business.

 Segment Reporting

  Management operates the Company in two segments, North America and International. The chief decision maker regularly evaluates the operations management team on their ability to generate sales and gross profit in these two segments. Selling, general and administration functions, as well as the treasury operations, are administered on a global basis and these expenses, including interest, are currently recorded where disbursed. As such, the Company does not currently allocate these expenses across its two segments.

  A summary of the Company's operating results and assets, by segment, for fiscal years 2000, 1999 and 1998 are as follows (in thousands):

                                                     2000      1999      1998
                                                  ---------- --------  --------
Net Sales
  North America.................................. $1,075,799 $686,220  $586,916
  International..................................    294,798   10,062     5,568
                                                  ---------- --------  --------
    Total........................................ $1,370,597 $696,282  $592,484
                                                  ========== ========  ========
Gross Profit
  North America.................................. $   88,367 $ 54,896  $ 37,350
  International..................................     28,153     (470)   (1,205)
                                                  ---------- --------  --------
    Total........................................    116,520   54,426    36,145
Corporate Expenses...............................     87,581   48,192    33,052
                                                  ---------- --------  --------
Net Income....................................... $   28,939 $  6,234  $  3,093
                                                  ========== ========  ========
Segment Assets
  North America.................................. $  667,043 $393,560  $230,262
  International..................................    400,760    8,766     8,032
                                                  ---------- --------  --------
    Total........................................ $1,067,803 $402,326  $238,294
                                                  ========== ========  ========

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

  A summary of the net sales for the Company's principal service offerings for fiscal 2000, 1999 and 1998 are as follows (in thousands):

                                                      2000      1999     1998
                                                   ---------- -------- --------
Systems and printed circuit boards................ $1,324,648 $658,749 $556,348
Cable and harness.................................     45,949   37,533   36,136
                                                   ---------- -------- --------
                                                   $1,370,597 $696,282 $592,484
                                                   ========== ======== ========

 Geographic Information

  The Company operates manufacturing facilities in the United States, Mexico, Ireland, France and Thailand. Geographic data for net sales and long-lived assets (which consist mainly of property, plant and equipment and intangibles) were as follows for the periods set forth below (in thousands):

                                                       2000      1999     1998
                                                    ---------- -------- --------
Net Sales
  North America.................................... $1,075,799 $686,220 $586,916
  Europe...........................................    209,976   10,062    5,568
  Asia.............................................     84,822      --       --
                                                    ---------- -------- --------
    Total.......................................... $1,370,597 $696,282 $592,484
                                                    ========== ======== ========
Long-Lived Assets
  North America.................................... $   63,951 $ 51,492 $ 38,335
  Europe...........................................     64,077    3,073    3,803
  Asia.............................................    113,270      --       --
                                                    ---------- -------- --------
    Total.......................................... $  241,298 $ 54,565 $ 42,138
                                                    ========== ======== ========

11. Transactions With Related Parties

  The Company leases certain facilities and equipment from a realty trust controlled by its principal stockholder under leases that expire in fiscal 2003. These commitments are included in Note 12. The Company pays all operating costs of the building. Total payments to the realty trust were approximately $388,000 in each of fiscal 2000, 1999 and 1998.

  In fiscal 1993, the Company entered into a ten-year agreement with one of its directors for future consulting services. Payments under the agreement were approximately $326,000, $302,000 and $280,000 in fiscal 2000, 1999 and
1998, respectively. Future commitments under this agreement are approximately $352,000 in fiscal 2001, $381,000 in fiscal 2002 and $232,000 in fiscal 2003.
The agreement expires in fiscal 2003. A noncompete agreement was also entered into with the same individual (see Notes 1 and 6). Payments under this agreement were $85,000, $79,000 and $73,000 in fiscal 2000, 1999 and 1998, respectively, with future payments totaling $193,000. All of these payments were charged to the statement of income in the year they were incurred.

  In August 1993, CMC transferred certain assets and related liabilities associated with its telephone business to Cortelco Systems Holding Corporation ("Cortelco"). Under a manufacturing services agreement that expired in fiscal 1998, CMC provided manufacturing services to Cortelco on a turnkey basis with prices based on cost plus 8% for telephone products and cost plus 10% for telecommunications systems products. Included in net sales for fiscal 2000, 1999 and 1998 were sales to Cortelco totaling $7.7 million, $25.2 million and $26.4 million, respectively. Total cost of sales for the same periods relating to these sales to Cortelco were $5.0 million,

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

$23.2 million and $24.3 million, respectively. CMC continues to provide services to Cortelco with prices negotiated on a per contract basis.

  In July of 1998, CMC converted certain accounts receivable from Cortelco totaling $2.0 million into a note receivable. Under the terms of the note, Cortelco agrees to pay the balance over a three-year term with monthly payments of $50,000 plus interest. Interest accrues on the note at a rate of 9.0% per annum. CMC continues to provide credit for manufacturing services sold to Cortelco in the form of trade receivables.

  In connection with the August 1993 transfer of assets and related liabilities to Cortelco, CMC received preferred stock in Cortelco. The Cortelco preferred stock was non-voting, had a liquidation preference of $12.50 per share and entitled the Company to dividends which were non-cumulative until August 1995 and thereafter cumulative at $0.75 per share for each year in which Cortelco earned net income of $2.0 million or more. The Company could, subject to certain restrictions, require Cortelco to redeem the preferred stock, on a pro rata basis, over a five-year period beginning August 1999. The Company recorded the preferred stock at fair value, $5.9 million in 1995, based on the discounted cash flow of the redemption requirements. The excess cost basis of the net assets over the fair value of the preferred shares received was recorded as a distribution of capital to CMC's stockholders.

  In March 1999, the Company consented to a restructuring of certain assets of Cortelco. In connection with this restructuring, Cortelco distributed common stock of Cortelco Systems, Inc. to its stockholders on a pro rata basis. Pursuant to this distribution, CMC received its pro rata share which was equal to 6.1 million shares of common stock of Cortelco Systems.

  During the fourth quarter of 1999, Cortelco Systems effected a 1-for-10 reverse stock split. The Company's investment in Cortelco was 612,530 shares as a result of this stock split. Also in the fourth quarter of 1999, Cortelco Systems changed its corporate name to eOn Communications Corporation ("eOn") and filed a Form S-1 for the initial public offering of common stock.

  On February 4, 2000, eOn completed an initial public offering of its common stock and the Company sold 575,000 shares of common stock in eOn for approximately $6.4 million. The gain of $0.6 million, net of investment writedown, on the eOn investment has been recorded in the fiscal 2000 financial statements.

12. Operating Lease Commitments

  The Company leases various plant and office equipment under noncancelable operating leases expiring through 2010. Rent expense in fiscal 2000, 1999 and 1998 was approximately $29.9 million, $17.6 million and $14.3 million, respectively. The future minimum rental payments under these leases over the next five years are approximately as follows (in thousands):

                                                 Related-
                                                   Party       Other
                                                Commitments Commitments  Total
                                                ----------- ----------- --------
2001...........................................    $364      $ 33,497   $ 33,861
2002...........................................     364        30,144     30,508
2003...........................................     196        27,612     27,808
2004...........................................     --         19,931     19,931
2005...........................................     --         15,185     15,185
                                                   ----      --------   --------
  Total........................................    $924      $126,369   $127,293
                                                   ====      ========   ========

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

  As of December 31, 2000, the Company had equipment lease lines of approximately $19.3 million available for purchases of manufacturing equipment, computer hardware and software and furniture.

13. Contingencies

  On June 15, 1999, the Company received written notice from legal counsel for the Lemelson Medical, Education & Research Foundation, Limited Partnership alleging that the Company was infringing certain patents held by the Lemelson Foundation Partnership and offering to license such patents to the Company. The Company entered into a perpetual patent license agreement with the Lemelson Foundation Partnership in February 2000.

  In December 1993, CMC retained the services of a consultant to assist in quantifying the potential exposure to CMC in connection with clean-up and related costs of a former manufacturing site. This site is commonly known as the ITT Telecommunications site in Milan, Tennessee. The consultant initially estimated that the cost to remove and dispose of the contaminated soil would be approximately $200,000. CMC subsequently entered into a voluntary agreement to investigate the site with the Tennessee Department of Environment and Conservation. In addition, CMC agreed to reimburse a tenant of the site $115,000 for expenditures previously incurred to investigate environmental conditions at the site. Environmental studies done in 1999 have estimated assessment and remediation costs at between $750,000 and $3.5 million. CMC has not been named as a potentially responsible party. However, Alcatel, Inc., a potentially responsible party named by the State of Tennessee's Department of Environment and Conservation, sought indemnification from CMC under the purchase agreement by which CMC acquired the stock of one of the operators of the facility. To date, Alcatel has not filed any legal proceedings to enforce its indemnification claim. However, Alcatel could initiate such proceedings and other third parties could assert claims against the Company relating to remediation of the site. The Company has entered into an agreement with Alcatel pursuant to which the statute of limitations on its indemnification claim is tolled for a period of time. In the event any proceedings are initiated or any claims made, the Company would defend itself vigorously but defense or resolution of this matter could have a negative impact on the Company's financial position and results of operations.

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

                                   * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

  Anything herein to the contrary notwithstanding, in no event are the sections entitled "Stock Performance Graph," "Compensation Committee and Stock Option Committee Report on Executive Compensation" and "Audit Committee Report" to be incorporated by reference herein from the Company's definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders which will be filed with the Commission within 120 days after the close of the fiscal year (the "Definitive Proxy Statement").

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Index To Consolidated Financial Statements

  The following Consolidated Financial Statements of the Registrant are filed as part of this report:

    Independent Auditors' Report

    Report of Independent Accountants

    Report of Independent Accountants

    Consolidated Balance Sheets as of December 31, 2000 and 1999

    Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

    Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

    Notes to Consolidated Financial Statements

(a)(2) Index to Consolidated Financial Statement Schedule

  The following Consolidated Financial Statement Schedule of the Registrant is filed as part of this report:

                                                                   Page
                                                                   ----
      Schedule II--Valuation and Qualifying Accounts and Reserves  S-1

  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying consolidated financial statements or notes thereto.

(a)(3) Index to Exhibits

   Exhibit No.                            Description
   -----------                            -----------
    3.1(1)     --Second Restated Articles of Organization of the Company.
    3.2(2)     --Amended and Restated By-Laws of the Company.
    3.3(7)     --Articles of Amendment to the Second Restated Articles of
                Organization of the Company.
    3.4(13)    --Articles of Amendment to the Second Restated Articles of
                Organization of the Company.
    4.1(2)     --Specimen certificate representing the Common Stock.
    4.2        --Second Restated Articles of Organization of the Company (see
                Exhibit 3.1).
    4.3        --Amended and Restated By-Laws of the Company (see Exhibit 3.2).
    4.4        --Articles of Amendment to the Second Restated Articles of
                Organization of the Company (see Exhibit 3.3).
    4.5        --Articles of Amendment to the Second Restated Articles of
                Organization of the Company (see Exhibit 3.4).
               --Indenture for the 7% Convertible Subordinated Notes due April
    4.6(13)    15, 2007.
   10.1(2)     --1995 Non-Employee Director Stock Option Plan.
   10.2(2)     --Stock Option Plan dated April 15, 1993.
   10.3(2)     --Stock Option Plan of Automated Component Technologies, Inc.
                dated April 15, 1993.
   10.4(2)     --Registration Rights Agreement dated February 8, 1995 by and among the Company, John A. Pino and certain other stockholders named therein.

   Exhibit No.                            Description
   -----------                            -----------
   10.5(2)     --Lease dated April 1, 1985 between Re-Act Realty Trust and the
                Company, as amended by the First Amendment thereto dated
                October 25, 1988, the Second Amendment thereto dated August 4,
                1993 and the Third Amendment thereto dated February 7, 1995.
   10.6(2)     --Lease dated October 1, 1988 between Re-Act Realty Trust, as amended by the First Amendment thereto dated August 4, 1993 and the Second Amendment thereto dated February 7, 1995.
   10.7(2)     --Stock Purchase Agreement dated as of January 1, 1993 between
                Donald G. Polich, John A. Pino, the Company and Automated
                Component Technologies, Inc., as amended by the First Amendment dated February 8, 1995.
   10.8(2)     --Consulting Agreement dated as of August 4, 1993 between the
                Company and Re-Act Consulting as amended by the First Amendment thereto dated February 8, 1995.
   10.9(2)     --Consulting Agreement dated as of August 4, 1993 between
                Automated Component Technologies, Inc. and Re-Act Consulting as
                amended by the First Amendment thereto dated February 8, 1995.
   10.10(2)    --Noncompetition Agreement dated as of January 1, 1993 between the Company, John A. Pino and Donald G. Polich.
   10.11(2)    --Noncompetition Agreement dated as of January 1, 1993 between
                Automated Component Technologies, Inc., John A. Pino and Donald
                G. Polich as amended by the First Amendment thereto dated
                February 8, 1995.
   10.12(2)    --Letter Agreement dated as of January 1, 1993 from the Company and Automated Component Technologies, Inc. to Donald G. Polich,
                as amended by the First Amendment thereto dated February 8,
                1995.
   10.13(3)    --Lease dated January 31, 1996 between Mansfield/Forbes Ltd.
                Partnership and the Company.
   10.14(4)    --Split-Dollar Life Insurance Agreement Dated September 5, 1996
                by and between the John A. Pino and Janet M. Pino Family
                Maintenance Trust and the Company.
   10.15(5)    --Lease Agreement dated May 26, 1998 between Highwoods/Forsyth
                Limited Partnership and ACT Manufacturing, Inc.
   10.16(6)    --Share Pledge Agreement dated October 14, 1998 between the
                Company and The Chase Manhattan Bank, as agent.
   10.17(6)    --ISDA Master Agreement dated October 14, 1998 between the
                Company and The Chase Manhattan Bank.
   10.18(6)    --Stock Purchase Agreement dated October 13, 1998 between the
                Company and Advanced Component Technologies Limited.
   10.19(6)    --Subordinated Loan Agreement dated October 13, 1998 between the
                Company and Advanced Component Technologies Limited.
   10.20(6)    --Restated Second Amendment to Agreement of Lease dated November
                6, 1998 between the Company and John A. Pino, Trustee of Re-Act
                Realty Trust.
   10.21(6)    --Restated Lease Amendment and Third Amendment to Agreement of
                Lease dated November 6, 1998 between the Company and John A.
                Pino, Trustee of Re-Act Realty Trust.
   10.22(6)    --Letter Agreement dated October 14, 1998 between the Company and BancBoston Leasing.
   10.23(6)    --Letter Agreement dated October 14, 1998 between the Company and Citizens Leasing.
   10.24(8)    --Development Agreement dated August 18, 1997 between Citiwest
                Limited, SignMax Limited and ACT Manufacturing, Inc.

   Exhibit No.                            Description
   -----------                            -----------
   10.25(8)    --Option Agreement dated August 18, 1997 between Citiwest
                Limited, SignMax Limited and ACT Manufacturing, Inc.
   10.26(8)    --Lease Agreement dated August 18, 1997 between Irish Life
                Assurance PLC, SignMax Limited and ACT Manufacturing, Inc.
   10.27(8)    --Agreement dated May 25, 1998 between Industrial Development
                Agency (Ireland) and Advanced Component Technologies Limited.
   10.28(8)    --Master Lease Agreement dated February 22, 1999 between Heller
                Financial Leasing, Inc. and the Company.
   10.29(8)    --Lease Agreement dated February 26, 1999 between Amplicon, Inc.
                and the Company.
   10.30(9)    --Global Master Rental Agreement dated May 1, 1998 between the
                Company and Comdisco, Inc.
   10.31(7)    --Amended and Restated 1995 Stock Plan.
   10.32(7)    --Amended and Restated 1990 Equity Incentive Plan (assumed from
                CMC Industries, Inc.)
   10.33(10)   --Amended and Restated Security Agreement dated July 29, 1999 between the Company, CMC Industries, Inc., ACT Manufacturing
                Securities Corporation and The Chase Manhattan Bank, as agent.
   10.34(10)   --Amended and Restated Pledge Agreement dated July 29, 1999 between the Company, CMC Industries, Inc. and The Chase
                Manhattan Bank, as agent.
   10.35(10)   --Mexican Stock Pledge Agreement dated July 29, 1999 between the
                Company, CMC Industries, Inc., and The Chase Manhattan Bank, as
                agent.
   10.36(11)   --Employment Agreement dated as of July 29, 1999 between the
                Company and Jack O'Rear.
   10.37(12)   --Lease Agreement dated February 22, 1999 between the Company and American Technologies Credit, Inc.
   10.38(12)   --Master Lease Agreement dated April 30, 1999 between the
                Company and General Electric Capital Corporation.
   10.39(12)   --Second Assignment of Sublease dated December 17, 1999 between the Company and Mack Technologies, Inc.
   10.40(12)   --Sublease Agreement dated October 16, 1992 between Loral
                Infrared & Imaging Systems, Inc. and Stratus Computer, Inc.
   10.41(12)   --Lease dated March 15, 2000 between the Company and Mission
                West Properties, L.P.
   10.42(13)   --Credit Agreement among ACT Manufacturing, Inc., The Several
                Lenders from Time to Time Parties Thereto, Credit Suisse First
                Boston as Syndication Agent, Societe Generale as Documentation
                Agent and The Chase Manhattan Bank as Administrative Agent
                dated as of June 29, 2000.
   10.43(14)   --Guarantee and Collateral Agreement among ACT Manufacturing,
                Inc., Certain of its Subsidiaries and The Chase Manhattan Bank
                dated as of June 29, 2000.
   10.44(14)   --Form of Term Note.
   10.45(14)   --Form of Multi-Currency Revolving Credit Note.
   10.46(14)   --Form of U.S. Dollar Revolving Credit Note.
   10.47(14)   --Master Equipment Lease Agreement No. 35018 between Fleet
                Capital Corporation and ACT Manufacturing, Inc. dated June 6,
                2000.
   10.48(15)   --First Amendment to Credit Agreement dated September 26, 2000 among the Company, The Several Lenders from Time to Time
                Parties, Thereto Credit Suisse First Boston as Syndication
                Agent, Societe Generale as Documentation Agent and The Chase
                Manhattan Bank as Administrative Agent.

   Exhibit No.                            Description
   -----------                            -----------
   10.49(15)   --Assumption Agreement to the Credit Agreement dated August 31,
                2000 made by ACT Manufacturing US Holding LLC.
   10.50(15)   --Employment Agreement between the Company and Robert Zinn dated
                August 2, 2000.
   10.51*      --Second Amendment to Credit Agreement dated December 27, 2000 among the Company, The Several Lenders from Time to Time
                Parties, Thereto Credit Suisse First Boston as Syndication
                Agent, Societe Generale as Documentation Agent and The Chase
                Manhattan Bank as Administrative Agent.
   10.52*      --Lease dated September 14, 2000 between Industrial Developments
                International (Texas), L.P. and the Company.
   10.53*      --Lease dated March 15, 2001 between Fraccionadora Dinamica del
                Pacifico S.A. de C.V. and CMC Industrias Hermosillo S.A. de
                C.V.
   21.1(15)    --Subsidiaries of Registrant.
   23.1*       --Consent of Deloitte & Touche LLP.
   24.1        --Power of Attorney (see Page 68 of this Form 10-K).

--------
 (1) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
 (2) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-89532), as amended.
 (3) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996.
 (4) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.
 (5) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998.
 (6) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1998.
 (7) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-8 (File No. 333-84231).
 (8) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
 (9) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1999.
(10) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999.
(11) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999.
(12) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
(13) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-3 dated July 14, 2000 (File No. 333-41406).
(14) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(15) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000.
  * Filed herewith.

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

  (d) FINANCIAL STATEMENT SCHEDULE

  The Company hereby files as part of this Annual Report on Form 10-K the consolidated financial statement schedule listed in Item 14(a)(2) above.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACT Manufacturing, Inc.

Date: March 30, 2001
                                                     /s/  John A. Pino
                                          By: _________________________________
                                                        John A. Pino
                                               President and Chief Executive
                                                          Officer

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John A. Pino and Christopher L. Gorgone, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

           /s/ John A. Pino            President, Chief Executive   March 30, 2001
______________________________________  Officer and Director
             John A. Pino               (Principal Executive
                                        Officer)

      /s/ Christopher L. Gorgone       Interim Chief Financial      March 30, 2001
______________________________________  Officer, Vice President
        Christopher L. Gorgone          of Administration,
                                        Treasurer and Clerk
                                        (Principal Financial and
                                        Accounting Officer)

         /s/ Edward T. Cuddy           Director                     March 30, 2001
______________________________________
           Edward T. Cuddy

         /s/ Bruce R. Gardner          Director                     March 30, 2001
______________________________________
           Bruce R. Gardner

         /s/ Frederick Gibbs           Director                     March 30, 2001
______________________________________
           Frederick Gibbs

           /s/ David S. Lee            Director                     March 30, 2001
______________________________________
             David S. Lee

         /s/ Donald G. Polich          Director                     March 30, 2001
______________________________________
           Donald G. Polich

                                  SCHEDULE II

                            ACT MANUFACTURING, INC.

                 Valuation and Qualifying Accounts and Reserves
              For the years ended December 31, 2000, 1999 and 1998

                                                Additions
                                     Balance    Charged to                 Balance
                                   at Beginning Costs and  Deductions and  at End
                                    of Period    Expenses   Adjustments   of Period
                                   ------------ ---------- -------------- ---------
                                                    (in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
For the year ended December 31,
 1998.............................   $ 2,105     $ 1,945      $ 2,817      $ 1,233
For the year ended December 31,
 1999.............................     1,233       3,957        2,251        2,939
For the year ended December 31,
 2000(1)..........................     2,939      12,026        4,887       10,078

INVENTORY RESERVE:
For the year ended December 31,
 1998.............................     2,744         845          946        2,643
For the year ended December 31,
 1999.............................     2,643         204          675        2,172
For the year ended December 31,
 2000(2)...............................2,172.     15,281        4,882       12,571

--------
(1) Amounts purchased via acquisitions of $7,191,000 are included in additions.
(2) Amounts purchased via acquisitions of $9,232,000 are included in additions.