Form 10-Q
period 2001-03-31
ACT MANUFACTURING INC
filed 2001-05-15
CIK 937971

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549
                             --------------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

                                      or

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                For the Transition Period From       To
                                               ------  -------

                        Commission File Number: 0-25560

                            ACT MANUFACTURING, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)


           Massachusetts                                       04-2777507
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation             (IRS Employer ID. No.)
        or organization)

2 Cabot Road, Hudson, Massachusetts                               01749
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (zip code)


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

Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Common Stock                       17,063,657 Shares
               ------------                       -----------------
                 (Class)                    (Outstanding on May 8, 2001)

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q

                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Condensed Consolidated Statements of Income for the
         three months ended March 31, 2001 and 2000................          3

         Condensed Consolidated Balance Sheets as of March 31,
         2001 and December 31, 2000................................          4

         Condensed Consolidated Statements of Cash Flows for the
         three months ended March 31, 2001 and 2000................          5

         Notes to Unaudited Condensed Consolidated
         Financial Statements......................................          6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.......................         12

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk................................................        25


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................        26

         Signatures.................................................        27

         Exhibit Index..............................................        28

PART I. FINANCIAL INFORMATION

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT PER SHARE DATA - UNAUDITED)


                                               Three Months Ended
                                                    March 31,
                                                    --------
                                                 2001      2000
                                              --------   --------
Net sales.................................... $445,256   $229,088
Cost of goods sold...........................  412,698    209,089
                                              --------   --------

Gross profit.................................   32,558     19,999

Selling, general and administrative expenses.   14,046      9,087
Amortization of goodwill.....................    3,688        236
                                              --------   --------

Operating income.............................   14,824     10,676
                                              --------   --------

Interest expense, net........................   (8,454)    (1,446)
Other income, net............................      422        853
                                              --------   --------

Income before provision for income taxes.....    6,792     10,083

Provision for income taxes...................    2,038      3,933
                                              --------   --------

Net income................................... $  4,754   $  6,150
                                              ========   ========

Basic net income per common share............    $0.28      $0.37
                                              ========   ========

Diluted net income per common share..........    $0.27      $0.35
                                              ========   ========

Weighted average shares outstanding --
basic........................................   17,047     16,546
Weighted average shares outstanding --
diluted......................................   17,320     17,645

   The accompanying notes are an integral part of these financial statements.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        March 31,  December 31,
                                                          2001        2000
                                                        --------   ----------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS:
 Cash and cash equivalents.............................   $ 16,006  $   48,298
 Accounts receivable - trade, net......................    320,026     351,925
  Accounts and notes receivable from related party.....      3,927       3,331
 Inventory.............................................    372,492     401,325
 Deferred tax asset....................................      8,081       8,258
 Prepaid expenses and other assets.....................     20,028      11,646
                                                          --------  ----------

   Total current assets................................    740,560     824,783
                                                          --------  ----------

PROPERTY AND EQUIPMENT--Net............................     77,632      77,888
DEFERRED TAX ASSET.....................................      1,647       1,647
GOODWILL--Net..........................................    140,562     144,250
OTHER ASSETS--Net......................................     22,217      19,235
                                                          --------  ----------
TOTAL..................................................   $982,618  $1,067,803
                                                          ========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable bank....................................   $ 13,861  $   10,863
 Current portion of long-term debt.....................     16,273      15,627
 Current portion of other long-term liabilities........      2,162       3,481
 Accounts payable......................................    281,846     337,407
 Advance from customer.................................     50,000      50,000
 Due to Bull SA........................................        ---       8,711
 Accrued compensation and related taxes................      6,422       5,906
  Income tax payable...................................      9,190       9,969
 Deferred taxes........................................        ---          45
 Accrued expenses and other............................     27,139      31,917
                                                          --------  ----------
   Total current liabilities...........................    406,893     473,926
                                                          --------  ----------

LONG-TERM DEBT--less current portion...................    236,612     255,517
DEFERRED TAXES.........................................      8,052       8,143
OTHER LONG-TERM LIABILITES.............................      9,594       9,973
CONVERTIBLE SUBORDINATED NOTES.........................    100,000     100,000

CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
 Preferred stock ......................................        ---         ---
 Common stock..........................................        171         170
 Additional paid-in capital............................    171,363     171,220
 Accumulated other comprehensive loss..................     (4,475        (799)
 Retained earnings.....................................     54,408      49,653
                                                          --------  ----------
   Total stockholders' equity..........................    221,467     220,244
                                                          --------  ----------

TOTAL..................................................   $982,618  $1,067,803
                                                          ========  ==========

   The accompanying notes are an integral part of these financial statements.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                          ----------
                                                        2001       2000
                                                      --------   --------

Cash flows from operating activities:
 Net income...........................................$  4,754   $  6,150
 Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
   Depreciation and amortization......................   7,570      2,193
   Deferred income taxes..............................      41        ---
   Gain on the sale of investment in affiliate........     ---       (894)
   Loss on disposal of fixed assets...................     239        ---
 Increase (decrease) in cash from:
   Accounts receivable................................  31,303    (28,662)
   Inventory..........................................  28,833    (28,479)
   Prepaid expenses and other assets..................  (8,381)    (2,674)
   Accounts payable................................... (55,561)     3,829
   Accrued expenses and other.........................  (5,041)      (171)
                                                      --------   --------

 Net cash provided by (used for) operating activities.   3,757    (48,708)

Cash flows from investing activities:
 Acquisition of property and equipment................  (2,836)    (1,184)
 Proceeds from the sale of investment in affiliate....     ---      6,417
 Increase in other assets.............................  (2,983)    (2,124)
 Acquisitions, net of cash acquired...................  (8,711)       ---
                                                      --------   --------

Net cash (used for) provided by investing
  activities.......................................... (14,530)     3,109

Cash flows from financing activities:
 Net (repayments) borrowings under line-of-credit
   agreements......................................... (15,002)    45,734
 Net (repayments) on term loan........................  (2,305)      (250)
 Decrease in other liabilities........................  (2,065)       (15)
 Net proceeds from sale of stock......................     145      1,572
                                                      --------   --------

Net cash (used for) provided by financing
  activities.......................................... (19,227)    47,041

Effect of exchange rate changes on cash
  and cash equivalents................................  (2,292)       290
                                                      --------   --------

Net (decrease) increase in cash and
  cash equivalents.................................... (32,292)     1,732
Cash and cash equivalents, beginning
  of period...........................................  48,298      4,558
                                                      --------   --------

Cash and cash equivalents, end of period..............$ 16,006   $  6,290
                                                      ========   ========

   The accompanying notes are an integral part of these financial statements.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

    The unaudited interim condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management are of a normal recurring nature, necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in ACT Manufacturing, Inc.'s ("the Company") annual consolidated financial statements have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements. The results of operations for the interim period ended March 31, 2001 are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the period ended December 31, 2000 filed with the Securities and Exchange Commission.

Basis of Consolidation

    The accompanying unaudited interim condensed consolidated financial statements include the accounts of ACT Manufacturing, Inc. and its majority-owned subsidiaries. All intercompany balances and transactions have been eliminated. All of the Company's subsidiaries are on a calendar year-end except for ACT Manufacturing Thailand, which has a November 24 year-end. Accordingly, its financial position and results of operations for the three-month period ended February 24, 2001 are included in our first quarter consolidated financial statements.


2. BANK FINANCING

    On March 29, 2001, ACT Manufacturing Thailand entered into a new Credit Agreement ("Thai Credit Agreement") with Thai Farmers Bank Public Company Limited and Bank of Ayudhya Public Company Limited. The Thai Credit Agreement provides that the lenders will make available to ACT Manufacturing Thailand up to approximately $53.5 million in revolving loans, term loans and machinery loans for a term of five years. The Thai Credit Agreement is secured by land, buildings and machinery, and the guarantee of ACT Manufacturing, Inc. In addition, the Thai Credit Agreement provides for approximately $1.3 million (60.0 million Thai baht) in working capital availability. Borrowings will bear interest at LIBOR plus 2.5%.

    On June 29, 2000, the Company revised its senior credit arrangements with a syndicate of financial institutions led by The Chase Manhattan Bank as administrative agent, to increase the Company's previous credit facility. The Company's Credit Agreement ("Credit Agreement") with these lenders provides that the lenders will make available to the Company up to $150.0 million of revolving loans (up to $20.0 million of which the Company may use in a variety of currencies, and the balance of which the Company may use in U.S. dollars) and up to $100.0 million of term loans. The Company borrowed $75.0 million of the term loan on August 31, 2000 to fund a portion of the purchase price of ACT Manufacturing France. The Company borrowed the remaining $25.0 million of the term loan on December 27, 2000 to refinance a portion of the debt of ACT Manufacturing Thailand.

    The Credit Agreement requires the Company to meet certain financial conditions, including net worth and the ratios of total debt, senior secured debt and interest and other fixed charges, to earnings. The credit facility is secured by substantially all of the assets of the Company and certain of its subsidiaries. In addition, the Credit Agreement limits the Company's ability, among other things, to incur debt, grant liens, dispose of its properties, pay dividends, make capital expenditures or investments or enter into mergers or acquisitions.

    The revolving loans are subject to a borrowing base formula, under which the Company may borrow up to specified percentages of the value of various categories of its assets, including qualified accounts receivable, inventory, machinery and equipment. Interest is payable either monthly or quarterly, at the election of the Company, at an interest rate based on either the prime rate of The Chase Manhattan Bank or the prevailing rates in the Eurocurrency market. The Company must repay all revolving loans by June 28, 2005. The Company is required to repay all term loans in quarterly installments from December 31, 2000 through
June 28, 2005.   During the first quarter of 2001, the Company repaid $3.0
million of these term loans in accordance with the Credit Agreement.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)


    On December 27, 2000, the Company entered into an amendment to the Credit Agreement which makes available additional five year term loans (the "Additional Term Loans") in the aggregate amount of up to $100.0 million, subject to certain conditions. The Company is required to draw on the Additional Term Loans no later than May 18, 2001. The Company is required to repay substantially all of the principal amount on all outstanding Additional Term Loans by June 28, 2006.

    At March 31, 2001, $122.0 million of the Credit Agreement was utilized for revolving loans, $1.7 million was utilized for letters of credit and an additional $26.3 million was available for use based upon the applicable borrowing base. At March 31, 2001, $100.0 million of the outstanding revolving loans were at an interest rate of 7.56% and the remaining $22.0 million were at an interest rate of 9.5%. At March 31, 2001, $94.0 million was outstanding on the term loan at an interest rate of 7.59%.

    At February 24, 2001, ACT Manufacturing Thailand had working capital credit facilities with various financial institutions aggregating $35.1 million at interest rates ranging from LIBOR plus 2.5% to LIBOR plus 4%. At February 24, 2001, $34.4 million was outstanding at interest rates ranging from 7.75% to 9.08%. The working capital facilities were replaced by the Thai Credit
Agreement entered into on March 29, 2001. ACT Manufacturing Thailand also has a loan outstanding denominated in Thai baht. At February 24, 2001, the outstanding balance was baht 106.1 million ($2.5 million). The Thai baht loan requires monthly principal payments of baht 4.6 million ($110,000) with the final payment due July 2003. Interest on the Thai baht loan is payable monthly at a floating rate that equaled 7.75% at February 24, 2001. The ACT Manufacturing Thailand baht loan is secured by a pledge of ACT Manufacturing Thailand's fixed deposits and by a mortgage of its land, buildings, machinery and equipment.

    On November 2, 2000, ACT Manufacturing France entered into a new Credit Agreement with a syndicate of financial institutions led by Societe Generale. The Credit Agreement provides that the lenders will make available to ACT Manufacturing France up to approximately $15.4 million of revolving loans. The Credit Agreement is unsecured and interest is payable monthly at an interest rate based on the rates in the Eurocurrency market. As of March 31, 2001, the outstanding balance was approximately $13.9 million and was at an interest rate of 4.7%. The same credit agreement provides ACT Manufacturing France with a credit line in the amount of approximately $9.3 million for sales of accounts receivable, none of which was outstanding at March 31, 2001. In addition, ACT Manufacturing France has a capital lease line of approximately $7.0 million, of which approximately $2.8 million was utilized at March 31, 2001.


3.  CONVERTIBLE SUBORDINATED NOTES ISSUANCE

    In April and May 2000, the Company received net proceeds of approximately $95.4 million from the sale of 7% Convertible Subordinated Notes due April 15, 2007 (the "Notes") in a private placement. The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all the Company's existing and future senior indebtedness. Interest payments are due on the Notes on April 15 and October 15 of each year. The proceeds of this convertible debt offering were used to fund the acquisition of ACT Manufacturing Thailand which occurred in August 2000. Prior to the acquisition, the net proceeds from this offering were invested in short-term, interest-bearing, investment grade securities. The Notes were subsequently registered on a Registration Statement on Form S-3, File No. 333-41406, effective August 4, 2000.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

4.  INVENTORY

    Inventory consisted of the following at the dates indicated (in thousands):

                            March 31,  December 31,
                              2001         2000
                            --------   -----------
Raw material.............   $300,268    $327,046
Work in process..........     57,844      58,236
Finished goods...........     14,380      16,043
                            --------    --------

Total....................   $372,492    $401,325
                            ========    ========

The carrying value of inventory approximates replacement cost.

5.  NET INCOME PER COMMON SHARE

    Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution as if common equivalent shares outstanding (common stock options and the exchange of convertible notes for common stock) were exercised and/or converted into common stock unless the effect of such equivalent shares was antidilutive.

    A reconciliation of net income per common share and the weighted average shares used in the earnings per share ("EPS") calculations for the periods indicated is as follows (in thousands, except per share data):

                                                     Weighted
                                     Net Income   Average Shares   Net Income
                                     (Numerator)   (Denominator)    Per Share
                                     -----------  ---------------  -----------

Three Months Ended March 31, 2001
  Basic............................      $4,754           17,047       $ 0.28
                                         ======

  Effect of stock options..........                          273        (0.01)
                                                          ------       ------

  Diluted..........................      $4,754           17,320       $ 0.27
                                         ======           ======       ======

Three Months Ended March 31, 2000
  Basic............................      $6,150           16,546       $ 0.37
                                         ======

  Effect of stock options..........                        1,099        (0.02)
                                                          ------       ------

  Diluted..........................      $6,150           17,645       $ 0.35
                                         ======           ======       ======

    For the three-month period ended March 31, 2001, the assumed conversion of the convertible subordinated notes into 2,330,460 shares of common stock was excluded from the computation of diluted EPS, as its inclusion would have been antidilutive. For the three-month period ended March 31, 2001, options to purchase 1,307,000 shares of common stock were outstanding at the end of the period, but were not included in the computation of diluted EPS, because the exercise prices on these options were greater than the average market price of the common stock, and therefore, their effect would be antidilutive. For the three-month period ended March 31, 2000, all outstanding options were included in the computation of diluted EPS.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

6.  COMPREHENSIVE INCOME

    A summary of comprehensive income for the three-month periods ended March 31, 2001 and 2000 is (in thousands):

                                                     Three Months Ended
                                                          March 31,
                                                         ----------
                                                        2001     2000
                                                       ------   ------

Net income........................................    $ 4,754   $6,150
Other comprehensive loss:
Excess of cost of hedging contracts
 over their fair value............................     (1,438)     ---
Foreign currency translation adjustment...........     (2,238)    (176)
                                                      -------   ------

Comprehensive income..............................    $ 1,078   $5,974
                                                      =======   ======


7.  SEGMENT REPORTING

    Management operates the Company in two segments, North America and International. The chief decision maker regularly evaluates the operations management team on their ability to generate sales and gross profit in these two segments. Selling, general and administration functions are administered on a global basis and these expenses are currently recorded where disbursed. As such, the Company does not currently allocate these expenses across its two segments.

    A summary of the Company's operating results and assets, by segment, for the three-month periods ending March 31, 2001 and 2000 are as follows (in thousands):

                                           2001              2000
                                     ----------------   ---------------
Net Sales
   North America.....................   $274,453           $225,724
   International.....................    170,803              3,364
                                     ----------------   ---------------
   Total.............................   $445,256           $229,088
                                     ================   ===============

Gross Profit
   North America.....................   $ 17,734           $ 20,109
   International.....................     14,824               (110)
                                     ----------------   ---------------
   Total.............................   $ 32,558           $ 19,999

Corporate Expenses...................   $ 27,804           $ 13,849
                                     ----------------   ---------------
Net Income...........................   $  4,754           $  6,150
                                     ================   ===============

Segment Assets
   North America.....................   $587,879           $448,901
   International.....................    394,739             10,097
                                     ----------------   ---------------
   Total.............................   $982,618           $458,998
                                     ================   ===============

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

Geographic Information

    The Company operates manufacturing facilities in the United States, Mexico, Ireland, France and Thailand. Geographic data for net sales and long-lived assets (which consist mainly of property, plant and equipment and intangibles) were as follows for the three-month periods ending March 31, 2001 and 2000 (in thousands):

                                           2001               2000
                                         --------           --------
Net Sales
 North America.......................    $274,453           $225,724
 Europe..............................     105,499              3,364
 Asia................................      65,304                  -
                                         --------           --------
 Total...............................    $445,256           $229,088
                                         ========           ========
Long-Lived Assets
 North America.......................    $ 66,441           $ 52,997
 Europe..............................      61,327              2,909
 Asia................................     112,568                  -
                                         --------           --------
 Total...............................    $240,336           $ 55,906
                                         ========           ========

8.  RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133), subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. To the extent that the hedge is effective, changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and unrecognized firmly committed transactions (fair value hedging relationships), or for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings (cash flow hedging relationships). There may be an impact on earnings to the extent that the hedging relationship is not 100% effective. If hedges do not qualify for hedge accounting under SFAS No. 133 or if the Company elects not to designate a derivative as a hedge under SFAS No. 133, then the derivative fair value changes are recognized directly in earnings.

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

    The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001, as required. Adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative unrealized gain recorded to Accumulated Other Comprehensive Income ("AOCI") of $3.2 million. As of March 31, 2001, the Company recorded an unrealized loss of $1.4 million to AOCI in the balance sheet.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES
  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(continued)

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for certain transactions occurring after March 31, 2001 and certain disclosures for the year ending December 31, 2001. The Company is currently evaluating the impact of SFAS No. 140 on its financial statements and related disclosures, but as of March 31, 2001, does not expect that any impact would be material.


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

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Quarterly Report on Form 10-Q, including the following discussions, contains trend analysis and other forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements in this Quarterly Report that are not statements of historical facts are forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those indicated in the forward-looking statements as a result of the factors set forth elsewhere in this Quarterly Report on Form 10-Q, including under "Cautionary Statements." You should read the following discussion and analysis together with our condensed consolidated financial statements for the periods specified and the related notes included herein. Further reference should be made to our Annual Report on Form 10-K for the period ended December 31, 2000.

The term "quarter" refers to the three-month period ending March 31 of the respective year.

OVERVIEW

    We are a leading global provider of value-added electronics manufacturing services to original equipment manufacturers ("OEMs") in the networking and telecommunications, high-end computer and industrial and medical equipment markets. We provide OEMs with total system assembly and integration, electro-mechanical subassembly, complex printed circuit board assembly, primarily utilizing advanced surface mount technology, and mechanical and molded cable and harness assembly. We target and have developed a particular expertise in serving both established and emerging OEMs who require moderate volume production runs of complex, leading-edge commercial market applications. These applications are generally characterized by multiple configurations and high printed circuit board densities. As a result, they generally require technologically-advanced and flexible manufacturing processes as well as a high degree of other value-added services. As an integral part of our offerings to customers, we provide the following value-added services: new product introduction services, advanced manufacturing and test engineering, flexible materials management, comprehensive test services, product diagnostics and repair, packaging, order fulfillment and distribution services.

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

    We currently manufacture at eleven facilities having an aggregate of approximately 1.5 million square feet. Of our leased manufacturing facilities, four of the facilities are located in Massachusetts and one facility is located in each of Santa Clara, California; Lawrenceville, Georgia; Corinth, Mississippi; and Dublin, Ireland. We also own a 4.4-acre tract of land and a 110,000 square foot manufacturing facility on that property in Hermosillo, Mexico, a 240,000 square foot manufacturing facility in Thailand and an approximately 230,000 square foot manufacturing facility in Angers, France. All of our manufacturing facilities have been certified to the ISO 9002 international quality standard, except our Corinth, Mississippi facility which has been certified to the ISO 9001 international quality standard and the TL 9000 international quality standard in the telecommunications industry. We have signed a lease for a new 200,000 square foot facility in San Jose, California that is under construction. We plan to move our existing Santa Clara operations and equipment to this new facility. We expect to begin operating in this new facility later in fiscal 2001. We have signed a lease for an additional 130,000 square foot building that is under construction and is adjacent to our facility in Hermosillo, Mexico. We have also signed a lease for a 100,000 square foot new products introduction, prototype and manufacturing facility in Dallas, Texas. We expect to begin operating in both new facilities later in fiscal 2001. Our facilities contained 109 surface mount technology lines ("SMT lines") at March 31, 2001.

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

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES


 .  customer attempts to manage inventory;
 . changes in the customer's manufacturing strategy; and . variation in demand for customer products due to, among other things, introduction of new products, product life cycles, competitive conditions or industry or general economic conditions.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AND 2000

    Our net sales increased $216.2 million or 94.4% to $445.3 million for the first quarter of 2001 compared with $229.1 million for the first quarter of 2000. The increase was attributable principally to a net expansion of $48.9 million in our pre-existing operations, primarily in North America, the inclusion of ACT Manufacturing France net sales of $102.0 million and the inclusion of ACT Manufacturing Thailand net sales of $65.3 million, each of which was acquired in August 2000.

    Gross profit increased $12.6 million or 62.8% to $32.6 million for the first quarter of 2001 compared with $20.0 million for the first quarter of 2000. Gross profit as a percentage of net sales ("gross margin") decreased to 7.3% for the first quarter of 2001 from 8.7% for the first quarter of 2000. Our gross profit increase was primarily attributable to the growth in our overall sales volume. The decrease in the gross margin is primarily attributable to the shipment of a greater percentage of lower margin products and parts to customers in order to reduce inventory levels and a decrease in our overall capacity utilization rate. In the quarter ended March 31, 2001, approximately $25.0 million in parts were shipped to customers at a minimal gross margin. Without these shipments, the gross margin for the first quarter of 2001 would have approximated 7.7%. There were no such parts shipments in the first quarter of the prior year.

    Selling, general and administrative ("SG&A") expenses increased $5.0 million or 54.6% to $14.0 million, or 3.2% of net sales, for the first quarter of 2001 compared with $9.1 million, or 4.0% of net sales, for the first quarter of 2000. SG&A expenses increased in absolute dollars due to the inclusion of expenses of ACT Manufacturing France and ACT Manufacturing Thailand and the additional spending in corporate infrastructure to support our global operations. SG&A expenses as a percentage of net sales, however, decreased due to the fact that ACT Manufacturing France and ACT Manufacturing Thailand had lower SG&A expenses as a percentage of net sales than our North American operations. SG&A expenses as a percentage of net sales in the first quarter of 2001, excluding the impact of ACT Manufacturing France and ACT Manufacturing Thailand, was approximately 3.9%. We expect to continue additional spending for corporate infrastructure to support our expanded operations over the next several quarters.

    Amortization of goodwill increased $3.5 million to $3.7 million for the first quarter of 2001 compared to $0.2 million for the first quarter of 2000. The increase is due to the additional goodwill amortization resulting from the purchases of ACT Manufacturing France and ACT Manufacturing Thailand.

    Operating income increased $4.1 million to $14.8 million, or 3.3% of net sales, for the first quarter of 2001 compared with operating income of $10.7 million, or 4.7% of net sales, for the first quarter of 2000 as a result of the above factors.

    Interest and other expense, net increased $7.4 million to $8.0 million for the first quarter of 2001 compared to $0.6 million for the first quarter of 2000. This increase is primarily attributable to higher working capital requirements resulting in a higher average revolving loan balance for the first quarter of 2001. Interest expense on the revolving credit facility amounted to $3.1 million for the first quarter of 2001 compared to $1.5 million for the first quarter of 2000. Also included in interest and other expense, net for the first quarter of 2001 is $1.8 million of interest expense incurred on our 7% convertible subordinated notes, $2.1 million of interest incurred on our $94.0 million term loan, $1.0 million of interest on the Thai debt and $0.5 million of amortization of deferred financing costs.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

    We recorded a provision for income taxes of $2.0 million and $3.9 million for the first quarter of 2001 and 2000, respectively. In the first quarter of 2001, we provided for income taxes using a 30.0% effective tax rate. In the first quarter of 2000, we provided for income taxes using a 39.0% effective tax rate. The difference in rates is primarily attributable to the inclusion in the first quarter of 2001 of the income of ACT Manufacturing Thailand, which is not subject to the Thai income tax. In Thailand, we currently operate under a "tax holiday" that will expire in 2002 unless it is renewed. Upon the expiration of the "tax holiday" we will become subject to taxation at a rate of 30% per annum in Thailand. The rate at which income taxes will be provided in future periods will depend on taxable income by tax jurisdiction.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    We had working capital of $333.7 million at March 31, 2001 compared with $350.9 million at December 31, 2000. Operating activities generated $3.8 million of cash in the first quarter of 2001 compared with cash used for operations of $48.7 million in the first quarter of 2000. The primary use of cash for operating activities for the first quarter of 2001 was a decrease in accounts payable. Accounts payable decreased $55.6 million to $281.8 million at March 31, 2001 from $337.4 million at December 31, 2000, primarily due to lower levels of component purchasing.

    These cash uses were offset by net income generated from operations in the first quarter of 2001 of $4.8 million and by decreases in inventory and accounts receivable. Inventory decreased $28.8 million to $372.5 million at March 31, 2001 from $401.3 million at December 31, 2000, which is primarily the result of improving supply chain conditions in the electronics component market. Accounts receivable decreased $31.3 million to $324.0 million at March 31, 2001 from $355.3 million at December 31, 2000, which is primarily due to the lower net sales in the first quarter of 2001 compared with the fourth quarter of 2000.

    In the second fiscal quarter of 2000, a major customer advanced us $50.0 million to strengthen our materials procurement capabilities and enhance the services we provide to this customer. This advance is unsecured and non-interest bearing. The advance was repaid in April 2001 primarily through the offset of invoices.

    On March 29, 2001, ACT Manufacturing Thailand entered into a new Credit Agreement ("Thai Credit Agreement") with Thai Farmers Bank Public Company Limited and Bank of Ayudhya Public Company Limited. The Thai Credit Agreement provides that the lenders will make available to ACT Manufacturing Thailand up to approximately $53.5 million in revolving loans, term loans and machinery loans for a term of five years. The Thai Credit Agreement is secured by land, buildings and machinery, and the guarantee of ACT Manufacturing, Inc. In addition, the Thai Credit Agreement provides for approximately $1.3 million (60.0 million Thai baht) in working capital availability. Borrowings will bear interest at LIBOR plus 2.5%.

    On June 29, 2000, we revised our senior credit arrangements with a syndicate of financial institutions led by The Chase Manhattan Bank, as administrative agent, to increase our previous credit facilities. Our Credit Agreement with these lenders is secured by substantially all of our assets, and certain of our subsidiaries' assets. The Credit Agreement provides that the lenders will make available to us up to $150.0 million of revolving loans (up to $20.0 million of which we may use in a variety of currencies, and the balance of which we may use in U.S. dollars) and up to $100.0 million of term loans. We borrowed $75.0 million of the term loan on August 31, 2000 to fund a portion of the purchase price of ACT Manufacturing France. We borrowed the remaining $25.0 million of the term loan on December 27, 2000 to refinance a portion of the debt of ACT Manufacturing Thailand.

    On December 27, 2000, we entered into an amendment to the Credit Agreement which makes available additional five year term loans (the "Additional Term Loans") in the aggregate amount of up to $100.0 million, subject to certain conditions. We are required to draw on the Additional Term Loans no later than May 18, 2001. We are required to repay substantially all of the principal amount on all outstanding Additional Term Loans by June 28, 2006.

    At March 31, 2001, $122.0 million of the Credit Agreement was utilized for revolving loans, $1.7 million was utilized for letters of credit and an additional $26.3 million was available for use based upon the applicable borrowing base. At March 31, 2001, $100.0 million of the outstanding revolving loans were at an interest rate of 7.56% and the remaining $22.0 million were at an interest rate of 9.5%. At March 31, 2001, $94.0 million was outstanding on the term loan at an interest rate of 7.59%.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

    In April and May 2000, we received net proceeds of approximately $95.4 million from the sale of 7% convertible subordinated notes due April 15, 2007 in a private placement. A shelf registration statement was subsequently filed in connection with these convertible subordinated notes. Interest payments are due on these convertible subordinated notes on April 15 and October 15 of each year. The majority of the proceeds of this convertible debt offering were used to fund the acquisition of ACT Manufacturing Thailand. Prior to the acquisition, the net proceeds of this offering were invested in short-term, interest-bearing, investment grade securities. We recorded approximately $1.8 million in interest expense incurred on the notes in the first quarter of 2001.

    On August 2, 2000, we purchased 99.02% of the issued shares and outstanding options of GSS Thailand for approximately $86.7 million. At February 24, 2001, ACT Manufacturing Thailand had working capital credit facilities with various financial institutions aggregating $35.1 million at interest rates ranging from LIBOR plus 2.5% to LIBOR plus 4%. At February 24, 2001, $34.4 million was outstanding at interest rates ranging from 7.75% to 9.08%. The ACT Manufacturing Thailand working capital facilities were replaced by the Thai Credit Agreement entered into on March 29, 2001. ACT Manufacturing Thailand also has a loan outstanding denominated in Thai baht. At February 24, 2001, the outstanding balance was baht 106.1 million ($2.5 million). The Thai baht loan requires monthly principal payments of baht 4.6 million ($110,000) with the final payment due July 2003. Interest on the Thai baht loan is payable monthly at a floating rate that equaled 7.75% at February 24, 2001. The ACT Manufacturing Thailand baht loan is secured by a pledge of ACT Manufacturing Thailand's fixed deposits and by a mortgage of its land, buildings, machinery and equipment.

    On August 31, 2000, we purchased all of the issued shares of BEA for a purchase price of approximately $99.8 million, of which $8.7 million was paid in the first quarter of 2001.

    On November 2, 2000, ACT Manufacturing France entered into a new credit agreement with a syndicate of financial institutions led by Societe Generale. The credit agreement provides that the lenders will make available to ACT Manufacturing France up to approximately $15.4 million of revolving loans. The credit agreement is unsecured and interest is payable monthly at an interest rate based on the rates in the Eurocurrency market. As of March 31, 2001, the outstanding balance was approximately $13.9 million and was at an interest rate of 4.7%. The same credit agreement provides ACT Manufacturing France with a credit line in the amount of approximately $9.3 million for sales of accounts receivable, none of which was outstanding at March 31, 2001. In addition, ACT Manufacturing France has a capital lease line of approximately $7.0 million, of which approximately $2.8 million was utilized at March 31, 2001.

    We sold 575,000 shares of common stock of eOn Communications (formerly Cortelco Systems), a related party, for net proceeds of approximately $6.4 million in the first quarter of 2000. We recognized a gain on the sale of the eOn investment of approximately $0.9 million in the first quarter of fiscal 2000.

    Capital expenditures of approximately $2.8 million in the first quarter of 2001 were primarily for the acquisition of equipment and leasehold improvements related to operations.

    We lease manufacturing facilities and certain equipment and computer software used in our manufacturing operations under capital and operating lease agreements that expire through 2011. As of March 31, 2001, we had equipment lease lines of approximately $25.3 million available under capital and operating leases for purchases of manufacturing equipment, computer hardware and software and furniture.

    ACT Manufacturing France uses derivative financial instruments to hedge certain non-functional currency-denominated assets and liabilities that are primarily short-term trade accounts payable and receivable balances. Derivative financial instruments are also used to hedge unrecognized but firmly committed foreign-currency-denominated revenues and expenses. In all cases, the maturities of hedging instruments do not usually exceed three to four months. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the consolidated financial statements. We monitor our positions and the credit quality of counterparties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counterparty. At March 31, 2001, the carrying amounts of these contracts exceeded their fair value by approximately $1.4 million. In accordance with SFAS No. 133, this amount has been recorded to Accumulated Other Comprehensive Income in the balance sheet.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

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



RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards ("SFAF") No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133), subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires us to record all derivatives on the balance sheet at fair value. To the extent that the hedge is effective, changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and unrecognized firmly committed transactions (fair value hedging relationships), or for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings (cash flow hedging relationships). There may be an impact on earnings to the extent that the hedging relationship is not 100% effective. If hedges do not qualify for hedge accounting under SFAS No. 133 or if we elect not to designate a derivative as a hedge under SFAS No. 133, then the derivative fair value changes are recognized directly in earnings.

    We adopted SFAS No. 133 and the corresponding amendments under SFAS
No. 138 on January 1, 2001, as required. Adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative unrealized gain recorded to Accumulated Other Comprehensive Income ("AOCI") of $3.2 million. As of March 31, 2001, we recorded an unrealized loss of $1.4 million to AOCI in the balance sheet.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for certain transactions occurring after March 31, 2001 and certain disclosures for the year ending December 31, 2001. We are currently evaluating the impact of SFAS No. 140 on our financial statements and related disclosures, but as of March 31, 2001, do not expect that any impact would be material.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

CAUTIONARY STATEMENTS

    The Private Securities Litigation Reform Act of 1995 (the "Act") contains certain safe harbors regarding forward-looking statements. From time to time, information we provide or statements made by our employees may contain forward-looking information. Any statements in this Quarterly Report on Form 10-Q that are not statements of historical fact are forward-looking statements. In some cases you can identify these statements by forward-looking words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "should," "will," and "would" or other similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other forward-looking information. The following cautionary statements should be considered carefully in evaluating our business. The factors discussed in these cautionary statements, among other factors, provide examples of risks, uncertainties and events that could cause our actual results to differ materially from those contained in the forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time. These cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the safe harbor provisions of the Act.


                        RISKS RELATED TO OUR OPERATIONS

OUR BUSINESS MAY SUFFER IF THE NETWORKING AND TELECOMMUNICATIONS SEGMENTS OF THE ELECTRONICS INDUSTRY FAIL TO GROW AND EVOLVE.

    Our customer base has historically been concentrated in a limited number of segments within the electronics industry. Net sales to customers within the networking and telecommunications segments accounted for approximately 60% of our net sales in the first quarter of 2001, 69% in fiscal 2000, and 66% in fiscal 1999. Several customers have indicated the possibility of an economic downturn in their industries, including the networking and telecommunications market. Developments adverse to these industry segments could materially and negatively impact us. These industry segments, and the electronics industry as a whole, experience:

    .  intense competition;
    . rapid technological changes resulting in short product life cycles and . consequent product obsolescence;
    .  significant fluctuations in product demand;
    . economic cycles, including recessionary periods; and . consolidation.

    A recessionary period or other event leading to excess capacity affecting one or more segments of the electronics industry we serve would likely result in intensified price competition, reduced margins and a decrease in our net sales.


THE LOSS OF MAJOR CUSTOMERS COULD ADVERSELY AFFECT US.

    We depend on a small number of customers for a significant portion of our business. Our five largest customers accounted for approximately 54% and 57% of our net sales for the first quarter of 2001 and for fiscal 2000, respectively.

    For the first quarter of 2001, EMC and Efficient Networks accounted for 21% and 12% of our net sales, respectively. For fiscal 2000, Efficient Networks, EMC and Nortel Networks accounted for approximately 17%, 14% and 12%, respectively, of our net sales. For fiscal 1999, Nortel Networks and S-3 Incorporated (formerly Diamond Multimedia) accounted for approximately 15% and 13%, respectively, of our net sales. The timing and level of orders from our customers varies substantially from period to period. The historic level of net sales we have received from a specific customer in one particular period is not necessarily indicative of net sales we may receive from that customer in any future period.

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

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

    .  the loss of one or more major customer;
    . a significant reduction or delay in purchases from any major customer; . discontinuance by any major customer of the sale of products we manufacture;
    .  a reduction in demand for the products of major customers that we
    .  manufacture; or
    . the inability or unwillingness of a major customer to pay for products and services on a timely basis or at all.

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

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

WE MAY NOT BE ABLE TO OBTAIN RAW MATERIALS OR COMPONENTS FOR OUR ASSEMBLIES ON A TIMELY BASIS OR AT ALL.

    We rely on a single or limited number of third-party suppliers for many proprietary and other components used in the assembly process. We do not have any long-term supply agreements. Shortages of materials and components have occurred from time to time and will likely occur in the future. Raw materials or component shortages can result in shipping delays and increased prices that could adversely affect our ability to manufacture products for our customers on a timely basis or at acceptable cost. Moreover, the consolidation trend in our suppliers' industry results in changes in supply relationships and in the price, availability and quality of components and raw materials. Due to our utilization of just-in-time inventory techniques, the timely availability of many components is dependent on our ability to both develop accurate forecasts of customer requirements and manage the materials supply chain. If we fail to do either, our operating results may suffer.


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

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

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

PRODUCTS WE MANUFACTURE MAY CONTAIN DESIGN OR MANUFACTURING DEFECTS THAT COULD RESULT IN REDUCED DEMAND FOR OUR SERVICES AND LIABILITY CLAIMS AGAINST US.

    We manufacture products to our customers' specifications that are highly complex and may at times contain design or manufacturing errors or failures. Defects have been discovered in products we manufactured in the past and, despite our quality control and quality assurance efforts, defects may occur in the future. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects occur in large quantities or too frequently, our business reputation may also be impaired. In addition, these defects may result in liability claims against us.

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

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

    .  changes in cost and availability of labor and components;
    . inefficiencies in managing inventory and accounts receivable, including inventory obsolescence and write-offs; and
    .  the levels at which we utilize our manufacturing capacity.

    Our operating expenses are based on anticipated revenue levels and a high percentage of our operating expenses are relatively fixed in the short term. As a result, any unanticipated shortfall in revenue in a quarter would likely adversely affect our operating results for that quarter. Also, changes in our product assembly mix may cause our margins to fluctuate that could negatively impact our results of operations for that period. Results of operations in any period should not be considered indicative of the results to be expected for any future period.


WE MAY INCUR COSTS AND LIABILITIES RELATED TO POTENTIAL OR PENDING LITIGATION.

    In December 1993, CMC Industries retained the services of a consultant to assist in quantifying the potential exposure to CMC in connection with clean-up and related costs of a former manufacturing site. This site is commonly known as the ITT Telecommunications site in Milan, Tennessee. The consultant initially estimated that the cost to remove and dispose of the contaminated soil would be approximately $200,000. CMC subsequently entered into a voluntary agreement to investigate the site with the Tennessee Department of Environment and Conservation. In addition, CMC agreed to reimburse a tenant of the site $115,000 for expenditures previously incurred to investigate environmental conditions at the site. CMC recorded a total provision of $320,000 based on these estimates. Environmental studies done in fiscal 1999 have estimated assessments and remediation costs at between $750,000 and $3.5 million. CMC has not been named as a potentially responsible party. However, Alcatel, Inc., a potentially responsible party named by the Tennessee Department of Environment and Conservation, sought indemnification from CMC under the purchase agreement by which CMC acquired the stock of one of the operators of the facility. To date, Alcatel has not filed any legal proceedings to enforce its indemnification claim. However, Alcatel could initiate such proceedings and other third parties could assert claims against us relating to remediation of the site. We have entered into an agreement with Alcatel pursuant to which the statute of limitations on its indemnification claim is tolled for a period of time. In the event any proceedings are initiated or any claim is made, we would defend ourselves vigorously but defense or resolution of this matter could have a negative impact our financial position and results of operations.


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

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

    We may not realize any of the anticipated benefits of the acquisitions. Integrating the acquired operations and personnel is a complex and difficult process and achieving the benefits of the acquisitions will depend in large part upon the successful integration of the acquired businesses in an efficient and timely manner. The diversion of the attention of our management and any difficulties and related costs encountered in the process of combining the operations of ACT, ACT Manufacturing France and ACT Manufacturing Thailand, could cause the disruption of, or a loss of momentum in, our activities. The inability to successfully integrate the operations and personnel of ACT Manufacturing Thailand and ACT Manufacturing France, or any significant delay in achieving integration, could have a material adverse effect on our business, financial condition and results of operations.

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

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

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

    . the inability to successfully integrate additional facilities or capacity and to realize anticipated synergies, economies of scale or other value;
    . difficulties in the timing of expansions and new facilities, including delays in the implementation of construction and manufacturing plans;
    . the diversion of management's attention from other business areas during the planning and implementation of expansions and new facilities ;
    . the strain placed on our operational, financial, management, technical and information systems and resources;
    .  disruption in manufacturing operations;
    . the incurrence of significant costs and expenses; and . the inability to locate enough customers or employees to support the expansion or new facility.

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

    Our total senior debt as of March 31, 2001 was approximately $271.8 million. As of March 31, 2001, we also had $100.0 million of convertible subordinated notes outstanding. Our leverage could have important adverse consequences. For example, it could:

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

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

    The trading price of our common stock has been and may continue to be volatile. From January 1, 2000 through May 8, 2001, our stock price has fluctuated between a low of $9.50 per share and a high of $72.25 per share. On May 8, 2001, the closing price for our common stock was $17.03. The price of our common stock may fluctuate significantly in response to a number of events and factors relating to our company, our competitors and the market for our services, many of which are beyond our control, such as:

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

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At March 31, 2001, we had $122.0 million of a $150.0 million revolving loan outstanding that bears interest at variable interest rates. We also have a $94.0 million term loan with an interest rate based on either the Prime Rate or the Eurocurrency Rate. The effective interest rate that the lenders will charge us under the term loan will vary depending upon our financial condition. At February 24, 2001, ACT Manufacturing Thailand had credit facilities, substantially all of which were denominated in U.S. dollars, aggregating $35.1 million, which bore interest at variable rates. The ACT Manufacturing Thailand working capital facilities were replaced by the Thai Credit Agreement entered into on March 29, 2001, borrowings under which will bear interest at LIBOR plus 2.5%. ACT Manufacturing France also has an approximately $15.4 million revolving credit facility which bears interest at variable rates based on the rates in the Eurocurrency market. Our exposure related to adverse movements in interest rates is primarily derived from the variable rate on our revolving and term loans and other credit facilities. At March 31, 2001, $100.0 million of the outstanding balance on the revolving loan was at an interest rate of 7.56% and the remaining $22.0 million was at an interest rate of 9.5%. At March 31, 2001, the outstanding balance under the term loan was $94.0 million, which was at an interest rate of 7.59%. At February 24, 2001, $34.4 million was outstanding under the ACT Manufacturing Thailand credit facilities at interest rates ranging from 7.75% to 9.08%. The ACT Manufacturing Thailand working capital facilities were replaced by the Thai Credit Agreement entered into on March 29, 2001. At March 31, 2001, approximately $13.9 million was outstanding under the ACT Manufacturing France credit facilities at an interest rate of 4.7%. An adverse change of one percent in the interest rate would cause a change in interest expense of approximately $2.7 million on an annual basis based on balances outstanding at the end of the first quarter of 2001.

    Substantially all of the business of our Mexico and Thailand operations are conducted in U.S. dollar denominated transactions. The functional currency of ACT Manufacturing France is the French franc, although some of that business is conducted in Euro and other currency denominated transactions. The functional currency of our operations in Ireland is the Irish punt, however, these operations do not represent a significant portion of our net sales and expenses. Expenses for our French and Irish operations are also paid in French francs and Euros, and Irish punts, respectively. Although the functional currency of our foreign operations, other than France and Ireland, is the U.S. dollar, some of the expenses of our Thailand and Mexico operations are denominated in Thai baht and Mexican pesos, respectively. We also operate international purchasing offices in Singapore and Taiwan, where expenses are paid in Singapore and Taiwan dollars, respectively.

    SFAS No. 107 requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts and notes receivable, accounts payable and certain other short-term liabilities, and current and long-term debt obligations. The fair value of these financial instruments approximates their carrying amount, except for the 7% convertible subordinated notes, at March 31, 2001. The fair market value of the convertible subordinated notes was $52.2 million with a carrying amount of $100.0 million at March 31, 2001.

    ACT Manufacturing France uses foreign exchange and option contracts to hedge certain foreign currency denominated inventory purchase commitments and firmly committed foreign currency revenues. Contracts are for periods consistent with the terms of the underlying transaction, generally one to four months. We adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001, as required. Adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative unrealized gain recorded to Accumulated Other Comprehensive Income ("AOCI") of $3.2 million. As of March 31, 2001, we recorded an unrealized loss of $1.4 million to AOCI in the balance sheet.

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


10.1 Credit Agreement by and among the Company, Thai Farmers Bank Public Company Ltd. and Bank of Ayudhya Public Company Ltd. dated as of March 29, 2001
21       Subsidiaries

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the three-month period ending March 31, 2001

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2001                  ACT MANUFACTURING, INC.

                              /s/ Christopher L. Gorgone
                              --------------------------
                              Christopher L. Gorgone, Interim Chief
                              Financial Officer, Vice President of
                              Administration, Treasurer and Clerk
                              (Principal Financial and Accounting Officer)

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------

10.1        Credit Agreement by and among the Company, Thai Farmers Bank Public
            Company Ltd. and Bank of Ayudhya Public Company Ltd. dated as of
            March 29, 2001
21          Subsidiaries