Form 10-Q
period 2001-06-30
ACT MANUFACTURING INC
filed 2001-08-14
CIK 937971

                      SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, DC 20549
                             --------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001

                                      or

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                    For the Transition Period From       To
                    ---------------------------------------
                        Commission File Number: 0-25560


                            ACT MANUFACTURING, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)


         Massachusetts                                       04-2777507
         --------------------------------------------------------------
(State or other jurisdiction of incorporation           (IRS Employer ID. No.)
                             or organization)


    2 Cabot Road, Hudson, Massachusetts                               01749
    -----------------------------------------------------------------------
   (Address of principal executive offices)                       (zip code)

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

Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common Stock          17,074,403 Shares
         ------------          -----------------

          (Class)         (Outstanding on August 2, 2001)

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                           Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

          Condensed Consolidated Statements of Operations for the
          three months and six months ended June 30, 2001 and 2000.........  3

          Condensed Consolidated Balance Sheets as of June 30,
          2001 and December 31, 2000.......................................  4

          Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 2001 and 2000..........................  5

          Notes to Unaudited Condensed Consolidated
          Financial Statements.............................................  6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................. 14

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk...................................................... 28

PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.............. 29

Item 6.   Exhibits and Reports on Form 8-K................................. 30

          Signatures....................................................... 31

          Exhibit Index.................................................... 32

PART I. FINANCIAL INFORMATION

                   ACT MANUFACTURING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except per share data - Unaudited)


                                                   Three Months Ended June 30,        Six Months Ended June 30,
                                                   ---------------------------        -------------------------
                                                        2001              2000             2001            2000
                                                        ----              ----             ----            ----
Net sales                                           $344,925         $ 252,970        $ 790,181       $ 482,058
Cost of goods sold                                   322,210           230,279          734,908         439,368
Special charges                                        6,847                 -            6,847               -
                                                    --------         ---------        ---------       ---------
Gross profit                                          15,868            22,691           48,426          42,690

Selling, general and administrative expenses          12,206             8,162           26,250          17,249
Amortization of goodwill                               3,692               236            7,382             472
Special charges                                        6,540                 -            6,540               -
                                                    --------         ---------        ---------       ---------
Operating (loss) income                               (6,570)           14,293            8,254          24,969

Interest and other expense, net                       (6,620)           (2,772)         (14,652)         (3,365)
                                                    --------         ---------        ---------       ---------
(Loss) income before provision for income taxes      (13,190)           11,521           (6,398)         21,604

Income tax (benefit) expense                          (5,144)            4,493           (3,106)          8,426
                                                    --------         ---------        ---------       ---------
Net (loss) income                                   $ (8,046)        $   7,028        $  (3,292)      $  13,178
                                                    ========         =========        =========       =========

Basic net (loss) income per common share            $  (0.47)        $    0.42        $   (0.19)      $    0.79
Diluted net (loss) income per common share          $  (0.47)        $    0.40        $   (0.19)      $    0.74

Weighted average shares outstanding -- basic          17,072            16,716           17,060          16,631
Weighted average shares outstanding -- diluted        17,072            17,745           17,060          17,755

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                    June 30,    December 31,
                                                                                                      2001         2000
                                                                                                     ------        -----
                                                                                                   (Unaudited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents..........................................................................  $ 19,853   $   48,298
  Accounts receivable - trade, net...................................................................   251,717      351,925
  Accounts and notes receivable from related party...................................................     3,044        3,331
  Inventory..........................................................................................   276,491      401,325
  Deferred tax assets................................................................................     7,940        8,258
  Prepaid taxes......................................................................................     7,800        2,506
  Prepaid expenses and other assets..................................................................    13,723        9,140
                                                                                                       --------   ----------

    Total current assets.............................................................................   580,568      824,783
                                                                                                       --------   ----------

PROPERTY AND EQUIPMENT--Net..........................................................................    75,763       77,888
DEFERRED TAX ASSET...................................................................................     1,647        1,647
GOODWILL--Net........................................................................................   136,923      144,250
OTHER ASSETS--Net....................................................................................    18,294       19,235
                                                                                                       --------   ----------

TOTAL................................................................................................  $813,195   $1,067,803
                                                                                                       ========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable bank.................................................................................  $ 13,121   $   10,863
  Current portion of long-term debt..................................................................    19,925       15,627
  Current portion of other long-term liabilities.....................................................     1,573        3,481
  Accounts payable...................................................................................   196,753      337,407
  Advance from customer..............................................................................       ---       50,000
  Due to Bull SA.....................................................................................       ---        8,711
  Accrued compensation and related taxes.............................................................     2,960        5,906
  Income tax payable.................................................................................       ---        9,969
  Deferred tax liabilities...........................................................................       ---           45
  Accrued expenses and other.........................................................................    22,265       31,917
                                                                                                       --------   ----------

    Total current liabilities........................................................................   256,597      473,926
                                                                                                       --------   ----------

LONG-TERM DEBT--less current portion.................................................................   227,701      255,517
DEFERRED TAXES.......................................................................................     7,955        8,143
OTHER LONG-TERM LIABILITES...........................................................................     8,225        9,973
CONVERTIBLE SUBORDINATED NOTES.......................................................................   100,000      100,000

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
  Preferred stock....................................................................................       ---          ---
  Common stock.......................................................................................       171          170
  Additional paid-in capital.........................................................................   171,503      171,220
  Accumulated other comprehensive loss...............................................................    (5,318)        (799)
  Retained earnings..................................................................................    46,361       49,653
                                                                                                       --------   ----------
    Total stockholders' equity.......................................................................   212,717      220,244
                                                                                                       --------   ----------
TOTAL................................................................................................  $813,195   $1,067,803
                                                                                                       ========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS - UNAUDITED)

                                                                                                   Six Months Ended
                                                                                                        June 30,
                                                                                                     2001        2000
                                                                                                     ----        ----

Cash flows from operating activities:
  Net income (loss)...............................................................................  $  (3,292)  $ 13,178
  Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
    Depreciation and amortization.................................................................     15,147      4,603
    Deferred income taxes.........................................................................         85        ---
    Gain on the sale of investment in affiliate...................................................        ---       (894)
    Loss on disposal of fixed assets..............................................................        384        ---
  Increase (decrease) in cash from:
    Accounts receivable...........................................................................    100,495    (47,062)
    Inventory.....................................................................................    124,834    (36,323)
    Prepaid expenses and other assets.............................................................     (9,877)    (6,671)
    Accounts payable..............................................................................   (140,654)   (28,933)
    Advance from customer.........................................................................    (50,000)    50,000
    Accrued expenses and other....................................................................    (22,570)     4,852
                                                                                                    ---------   --------

  Net cash provided by (used for) operating activities                                                 14,552    (47,250)

Cash flows from investing activities:
  Acquisition of property and equipment...........................................................     (5,413)    (3,834)
  Proceeds from the sale of investment in affiliate...............................................        ---      6,417
  Decrease (increase) in other assets.............................................................        889    (12,828)
  Final cash settlement to Bull S.A. of 2000 acquisition..........................................     (8,711)       ---
                                                                                                    ---------   --------

Net cash used for investing
 activities.......................................................................................    (13,235)   (10,245)

Cash flows from financing activities:
  Net (repayments) borrowings under line-of-credit
   agreements.....................................................................................    (16,742)    81,224
  Proceeds from sale of convertible subordinated notes............................................        ---    100,000
  Principal payments on term loans, net...........................................................     (6,879)    (6,750)
  Decrease in other liabilities...................................................................     (4,023)      (759)
  Net proceeds from exercise of stock options.....................................................        284      3,273
                                                                                                    ---------   --------

Net cash (used for) provided by financing
 activities.......................................................................................    (27,360)   176,988

Effect of exchange rate changes on cash
 and cash equivalents.............................................................................     (2,402)       336
                                                                                                    ---------   --------

Net (decrease) increase in cash and
 cash equivalents.................................................................................    (28,445)   119,829
Cash and cash equivalents, beginning
 of period........................................................................................     48,298      4,558
                                                                                                    ---------   --------

Cash and cash equivalents, end of period..........................................................  $  19,853   $124,387
                                                                                                    =========   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES
     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited interim condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management are of a normal recurring nature necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in ACT Manufacturing, Inc.'s ("the Company") annual consolidated financial statements have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements. The results of operations for the interim period ended June 30, 2001 are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the period ended December 31, 2000 filed with the Securities and Exchange Commission.

Basis of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of ACT Manufacturing, Inc. and its majority- owned subsidiaries. All intercompany balances and transactions have been eliminated. All of the Company's subsidiaries are on a calendar year-end except for ACT Manufacturing Thailand, which has a November 24 year-end. Accordingly, its financial position and results of operations for the three and six-month periods ended May 26, 2001 are included in our unaudited interim condensed consolidated financial statements.

2. BANK FINANCING

On June 29, 2000, the Company revised its Credit Agreement to increase the Company's previous credit facility. The Company's Credit Agreement ("Credit Agreement") with these lenders provides that the lenders will make available to the Company up to $150.0 million of revolving loans and up to $100.0 million of term loans. The Company borrowed $75.0 million of the term loan on August 31, 2000 to fund a portion of the purchase price of ACT Manufacturing France. The Company borrowed the remaining $25.0 million of the term loan on December 27, 2000 to refinance a portion of the debt of ACT Manufacturing Thailand.

The Credit Agreement requires the Company to meet certain financial conditions, including net worth and the ratios of total debt, senior secured debt and interest and other fixed charges, to earnings. The credit facility is secured by substantially all of the assets of the Company and certain of its subsidiaries. In addition, the Credit Agreement limits the Company's ability, among other things, to incur debt, grant liens, dispose of its properties, pay dividends, make capital expenditures or investments or enter into mergers or acquisitions Effective June 30, 2001, the Company entered into an amendment to its Credit Agreement with a syndicate of financial institutions led by the Chase Manhattan Bank, as administrative agent (the "Credit Agreement"), to revise certain financial covenants in addition to other changes including adjustments in the daily operational processing of loan activity.

The revolving loans are subject to a borrowing base formula, under which the Company may borrow up to specified percentages of the value of various categories of its assets, including qualified accounts receivable, inventory, machinery and equipment. Interest is payable either monthly or quarterly, at the election of the Company, at an interest rate based on either the prime rate of The Chase Manhattan Bank or the prevailing rates in the Eurocurrency market. The Company must repay all revolving loans by June 28, 2005. The Company is required to repay all term loans in quarterly installments from December 31, 2000 through June 28, 2005. During the second quarter of 2001, the Company repaid $3.0 million of these term loans in accordance with the Credit Agreement.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


On December 27, 2000, the Company entered into an amendment to the Credit Agreement which made available additional five year term loans (the "Additional Term Loans") in the aggregate amount of up to $100.0 million, subject to certain conditions. The Company did not draw on this facility, and the ability to draw on the facility expired on May 18, 2001.

At June 30, 2001, $121.0 million of the Credit Agreement was utilized for revolving loans, $1.9 million was utilized for letters of credit and an additional $18.7 million was available for use based upon the applicable borrowing base. At June 30, 2001, $85.0 million of the outstanding revolving loans carried an interest rate of 6.58%, $20.0 million carried an interest rate of 6.52%, and the remaining $16.0 million carried an interest rate of 8.25%. At June 30, 2001, $91.0 million was outstanding on the term loan at an interest rate of 6.63%.

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

At May 26, 2001, ACT Manufacturing Thailand had revolving and term loans with various financial institutions aggregating $53.5 million at interest rates ranging from LIBOR plus 2.5% to LIBOR plus 4%. At May 26, 2001, $35.6 million was outstanding at interest rates ranging from 6.25% to 8.00%. The loans are secured by land, buildings, and machinery, in addition to the guarantee of ACT Manufacturing, Inc. In addition, ACT Manufacturing Thailand had approximately $1.3 million (60 million Thai baht) in working capital availability which bears interest at LIBOR plus 2.5%.

On November 2, 2000, ACT Manufacturing France entered into a new Credit Agreement with a syndicate of financial institutions led by Societe Generale. The Credit Agreement provides that the lenders will make available to ACT Manufacturing France up to approximately $14.8 million of revolving loans. The Credit Agreement is unsecured and interest is payable monthly at an interest rate based on the rates in the Eurocurrency market. As of June 30, 2001, the outstanding balance was approximately $13.1 million and was at an interest rate of 5.15%. The same credit agreement provides ACT Manufacturing France with a credit line in the amount of approximately $9.0 million for sales of accounts receivable, none of which was outstanding at June 30, 2001. In addition, ACT Manufacturing France has a capital lease line of approximately $6.7 million, of which approximately $2.7 million was utilized at June 30, 2001.

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

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

4.  INVENTORY

Inventory consisted of the following at the dates indicated (in thousands):

                   June 30,  December 31,
                     2001         2000
                    ------       -------
Raw material.....  $223,391      $327,046
Work in process..    44,007        58,236
Finished goods...     9,093        16,043
                   --------      --------

Total............  $276,491      $401,325
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

A reconciliation of net income (loss) per common share and the weighted average shares used in the earnings per share ("EPS") calculations for the periods indicated is as follows (in thousands, except per share data):

                                    Net Income      Weighted      Net Income
                                      (Loss)     Average Shares     (Loss)
                                    (Numerator)   (Denominator)    Per Share
                                    -----------  ---------------  -----------

Three Months Ended June 30, 2001
 Basic............................   $(8,046)       17,072       $(0.47)
                                     =======
 Effect of stock options..........                      --           --
                                                     -----       ------

 Diluted..........................   $(8,046)       17,072       $(0.47)
                                     =======        ======       ======


Three Months Ended June 30, 2000
 Basic............................   $ 7,028        16,716       $0.42
                                     =======


 Effect of stock options..........                   1,029        (0.02)
                                                    ------       ------

 Diluted..........................   $ 7,028        17,745       $ 0.40
                                     =======        ======       ======


                    ACT MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

                                  Net Income      Weighted      Net Income
                                    (Loss)     Average Shares     (Loss)
                                  (Numerator)   (Denominator)    Per Share
                                  -----------  ---------------  -----------

Six Months Ended June 30, 2001
 Basic..........................     $(3,292)       17,060       $(0.19)
                                     =======
 Effect of stock options........                       ---          ---

 Diluted........................     $(3,292)       17,060       $(0.19)
                                     =======        ======       ======

Six Months Ended June 30, 2000
 Basic..........................     $13,178        16,631       $ 0.79
                                     =======
 Effect of stock options........                     1,124        (0.05)
                                                     -----       ------

 Diluted........................     $13,178        17,755       $ 0.74
                                     =======        ======       ======


Options to purchase 1,546,000 and 1,321,000 shares of common stock were outstanding for the three-month and six-month periods ended June 30, 2001, but were not included in the computation of diluted EPS due to the net loss recorded by the Company during these periods, and therefore, their effect would be antidilutive. For the three-month and six-month periods ended June 30, 2000, options to purchase 41,000 shares of common stock were excluded from the computation of diluted EPS as their effect would be antidilutive.

For the three-month and six-month periods ended June 30, 2001 and 2000, the assumed conversion of the convertible subordinated notes into 2,330,460 shares of common stock was excluded from the computation of diluted EPS, as its inclusion would have been antidilutive.


6.  COMPREHENSIVE (LOSS) INCOME

A summary of comprehensive (loss) income for the three-month and six-month periods ended June 30, 2001 and 2000 is as follows (in thousands):


                                                                    Three Months Ended                      Six Months Ended
                                                                         June 30,                               June 30,
                                                               ------------------------               ------------------------
                                                                   2001            2000                   2001            2000
                                                                   ----            ----                   ----            ----
Net (loss) income                                              $ (8,046)        $ 7,028               $ (3,292)       $ 13,178
Other comprehensive income (loss):
Lower (excess) of cost of hedging contracts
   over their fair value                                          1,241               -                   (197)              -
Foreign currency translation adjustment                          (2,084)           (140)                (4,322)           (316)
                                                               --------         -------               --------        --------
Comprehensive (loss) income                                    $ (8,889)        $ 6,888               $ (7,811)       $ 12,862
                                                               ========         =======               ========        ========

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


Derivative gains and losses included in Accumulated Other Comprehensive Income ("AOCI") are reclassified into earnings at the time the forecasted revenue or expense item is recognized. During the three months ended June 30, 2001, approximately $1,438,000 of derivative losses were reclassified to the statements of income. The derivative losses reclassified to the statements of income were offset by gains on the items being hedged.

7.  SEGMENT REPORTING

Management operates the Company in two segments, North America and International. The chief decision maker regularly evaluates the operations management team on their ability to generate sales and gross profit in these two segments. Selling, general and administration functions are administered on a global basis and these expenses are currently recorded where disbursed. As such, the Company does not currently allocate these expenses across its two segments. The amounts recorded in the tables below include special charges of $6,847,000 in North American gross profit and $6,540,000 in corporate expenses for the three and six months ended June 30, 2001.

A summary of the Company's operating results, by segment, for the three-month and six-month periods ended June 30, 2001 and 2000, as well as the assets by segment at June 30, 2001 and December 31, 2000, are as follows (in thousands):

                                                                 Three Months Ended                      Six Months Ended
                                                                        June 30,                               June 30,
                                                               ------------------------               ------------------------
                                                                   2001            2000                   2001            2000
                                                                   ----            ----                   ----            ----
Net Sales
     North America                                            $ 210,946      $  250,114               $485,399        $475,838
     International                                              133,979           2,856                304,782           6,220
                                                              ---------      ----------               --------        --------
     Total                                                    $ 344,925      $  252,970               $790,181        $482,058
                                                              =========      ==========               ========        ========
Gross Profit
     North America                                            $   3,246      $   22,577                $20,981        $ 42,686
     International                                               12,622             114                 27,445               4
                                                              ---------      ----------               --------        --------
     Total                                                    $  15,868      $   22,691               $ 48,426        $ 42,690

Corporate Expenses                                               23,914          15,663                 51,718          29,512
                                                              ---------      ----------               --------        --------
Net (Loss) Income                                             $  (8,046)     $    7,028               $ (3,292)       $ 13,178
                                                              =========      ==========               ========        ========
                                                                 June 30,       December 31,
                                                                   2001            2000
                                                                   ----            ----
Segment Assets
     North America                                            $ 459,207        $667,043
     International                                              353,988         400,760
                                                              ---------      ----------
     Total                                                    $ 813,195      $1,067,803
                                                              =========      ==========

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


Geographic Information

The Company operates manufacturing facilities in the United States, Mexico, Ireland, France and Thailand. Geographic data for net sales for the three-month and six-month periods ended June 30, 2001 and 2000, as well as long-lived assets (which consist mainly of property, plant and equipment and intangibles) at June 30, 2001 and December 31, 2000, are as follows (in thousands):

                                                                    Three Months Ended                      Six Months Ended
                                                                         June 30,                               June 30,
                                                                   --------------------                   --------------------
                                                                   2001            2000                   2001            2000
                                                                   ----            ----                   ----            ----
Net Sales
     North America                                            $ 210,946       $ 250,114              $ 485,399       $ 475,838
     Europe                                                      78,187           2,856                183,686           6,220
     Asia                                                        55,792               -                121,096               -
                                                              ---------       ---------              ---------       ---------
     Total                                                    $ 344,925       $ 252,970              $ 790,181       $ 482,058
                                                              =========       =========              =========       =========
                                                               June 30,      December 31,
                                                                 2001            2000
                                                                 ----            ----
Long-Lived Assets
     North America                                            $  62,543       $  63,951
     Europe                                                      60,112          64,077
     Asia                                                       109,972         113,270
                                                              ---------       ---------
     Total                                                    $ 232,627       $ 241,298
                                                              =========       =========

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

8.  RECENT FINANCIAL ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being reclassified into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. Under SFAS No. 142, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company expects that the adoption of these accounting standards will result in certain intangible assets being reclassified into goodwill and will have the impact of reducing amortization of goodwill and certain intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs of goodwill.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. To the extent that the hedge is effective, changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and unrecognized firmly committed transactions (fair value hedging relationships), or for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings (cash flow hedging relationships). There may be an impact on earnings to the extent that the hedging relationship is not 100% effective. If hedges do not qualify for hedge accounting under SFAS No. 133 or if the Company elects not to designate a derivative as a hedge under SFAS No. 133, then the derivative fair value changes are recognized directly in earnings.

The Company's France subsidiary uses derivative financial instruments to hedge certain non-functional currency-denominated assets and liabilities that are primarily short-term trade accounts payable and receivable balances. Derivative financial instruments are also used to hedge unrecognized but firmly committed foreign-currency-denominated revenues and expenses. In all cases, the maturities of hedging instruments does not usually exceed three to four months. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counterparties, consisting primarily of major financial institutions, and does not anticipate nonperformance by any counterparty. All of the derivatives used by the France subsidiary are highly effective as defined by SFAS No. 133 because all of the critical terms of the derivatives match those of the hedged items.

On June 29, 2001, the Company entered into an interest rate swap agreement with JP Morgan Chase in order to eliminate interest rate risk on the term loan portion of the Credit Agreement. The contract, which has a termination date of June 29, 2005, stipulates that the notional swap amount will decrease as principal payments are made to the term loan as prescribed by the Credit Agreement. The Company will pay the bank counterparty a fixed interest rate of 4.94% for the duration of the contract; in return, the Company will receive the three month LIBOR rate. This rate will reset on a quarterly basis to the published three month LIBOR rate. The three month LIBOR rate on June 29, 2001 was 3.71%.

The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001, as required. Adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative unrealized gain recorded to Accumulated Other Comprehensive Income ("AOCI") of $3.2 million. As of June 30, 2001, the Company recorded an unrealized loss of $0.2 million to AOCI in the balance sheet.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

9.  CONTINGENCIES

In December 1993, CMC Industries a subsidiary of the Company retained the services of a consultant to assist in quantifying the potential exposure to CMC in connection with clean-up and related costs of a former manufacturing site. This site is commonly known as the ITT Telecommunications site in Milan, Tennessee. The consultant initially estimated that the cost to remove and dispose of the contaminated soil would be approximately $200,000. CMC subsequently entered into a voluntary agreement to investigate the site with the Tennessee Department of Environment and Conservation. In addition, CMC agreed to reimburse a tenant of the site $115,000 for expenditures previously incurred to investigate environmental conditions at the site. Environmental studies done in 1999 have estimated assessment and remediation costs at between $750,000 and $3.5 million. CMC has not been named as a potentially responsible party. However, Alcatel, Inc., a potentially responsible party named by the State of Tennessee's Department of Environment and Conservation, sought indemnification from CMC under the purchase agreement by which CMC acquired the stock of one of the operators of the facility. To date, Alcatel has not filed any legal proceedings to enforce its indemnification claim. However, Alcatel could initiate such proceedings and other third parties could assert claims against the Company relating to remediation of the site. The Company has entered into an agreement with Alcatel pursuant to which the statute of limitations on its indemnification claim is tolled for a period of time. In the event any proceedings are initiated or any claims made, the Company would defend itself vigorously but defense or resolution of this matter could have a negative impact on the Company's financial position and results of operations.

From time to time, the Company is also subject to claims or litigation incidental to its business. In particular, as a result of the recent downturn in the electronics industry, the Company has been increasingly involved in pursuit of claims and litigation against third parties for the collection on accounts receivables, and defending claims and litigation against third party vendors with respect to payment claims. While the Company believes that these claims, in the aggregate, will not have a material adverse effect on its ongoing business, no assurance can be given that the ultimate resolution of any claims and related expenses, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position or results of operations for any particular period.


10.  SPECIAL CHARGES

The Company incurred special charges totaling $13.4 million in the second quarter of 2001. Special charges of $6.8 million were recorded as a component of gross profit, and relate to inventory reserves, unrecovered overhead on parts shipped to customers or returned to vendors, and disposition costs incurred in connection with the Company's inventory reduction program implemented during the three months ended June 30, 2001. This inventory reduction program consisted of disposing of excess quantities of parts to suppliers and vendors. Additional special charges of $6.6 million were recorded as a component of operating expenses, and consisted of severance costs associated with reductions in workforce of approximately 1,600 employees primarily in the manufacturing discipline, professional fees incurred with postponed financings, and leases for equipment taken out of operation. As of June 30, 2001, approximately $2.1 million of the special charge remains unpaid and will be paid out through March 2002. The Company anticipates that it will record an additional special charge in the third quarter of 2001 related to severance and other potential cost reduction activities.

11. SUBSEQUENT EVENT

In July 2001, the Company acquired the Leicester, United Kingdom manufacturing facility of Fisher-Rosemount Systems, the process management division of Emerson Electric, Inc. The terms of the agreement included a cash payment by the Company, the acquisition of certain inventory, and assumption of certain liabilities. The results of operations of Fisher Rosemount Systems are not significant to the Company and, accordingly, pro forma information has not been presented.

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

The term "quarter" refers to the three-month period ending June 30 of the respective year.

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

Several customers are experiencing economic downturns currently, including those in the networking and telecommunications market. Since customers in the networking and telecommunications segment of the electronics industry represent a large portion of our net sales, developments adverse to this segment of the industry have and could continue to materially and negatively impact us. The recessionary period or other events leading to excess capacity affecting one or more segments of the electronics industry we serve could likely result in intensified price competition, reduced margins and a decrease in our net sales.

We currently manufacture at thirteen facilities having an aggregate of approximately 1.7 million square feet. Of our leased manufacturing facilities, four of the facilities are located in Massachusetts and one facility is located in each of Santa Clara, California; Lawrenceville, Georgia; Corinth, Mississippi; Hermosillo, Mexico; Leicester, United Kingdom and Dublin, Ireland. We also own a 4.4-acre tract of land and a 110,000 square foot manufacturing facility on that property in Hermosillo, Mexico, a 240,000 square foot manufacturing facility in Thailand and an approximately 230,000 square foot manufacturing facility in Angers, France. All of our manufacturing facilities have been certified to the ISO 9002 international quality standard, except our Corinth, Mississippi facility which has been certified to the ISO 9001 international quality standard and the TL 9000 international quality standard in the telecommunications industry. We have signed a lease for a new 200,000 square foot facility in San Jose, California that is under construction. We plan to move our existing Santa Clara operations and equipment to this new facility. We expect to begin operating in this new facility later in fiscal 2001. We have also signed a lease for a 100,000 square foot new products introduction, prototype and manufacturing facility in Dallas, Texas. We plan to begin operating in this new facility later in fiscal 2001. Our facilities contained 109 surface mount technology lines ("SMT lines") at June 30, 2001.

We recognize revenue upon shipment to customers or otherwise, under certain contracts, when title to and rights and rewards of ownership pass to the customer. We generally do not obtain long-term purchase orders or commitments from our customers. Instead, we work closely with our customers to anticipate delivery dates and future volume of orders based on customer forecasts. The level and timing of orders placed by our customers vary due to:

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

 .  customer attempts to manage inventory;
 . changes in the customer's manufacturing strategy; and . variation in demand for customer products due to, among other things, introduction of new products, product life cycles, competitive conditions or industry or general economic conditions.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 AND 2000

Net sales increased $91.9 million or 36.3% to $344.9 million for the second quarter of 2001 compared with $253.0 million for the second quarter of 2000. The increase was attributable principally to the inclusion of ACT Manufacturing France net sales of $74.9 million and the inclusion of ACT Manufacturing Thailand net sales of $55.8 million, each of which was acquired in August 2000, offset by decreased revenues in the North American business.

Gross profit excluding special charges of $6.8 million, remained constant at $22.7 million for the second quarter of 2001 compared to the prior year quarter. Gross profit as a percentage of net sales ("gross margin") decreased to 6.6% before special charges for the second quarter of 2001 from 9.0% for the second quarter of 2000. The decrease in the gross margin is primarily attributable to the shipment of a greater percentage of parts to customers in order to reduce inventory levels and a decrease in our overall capacity utilization rate. Parts sales to customers totaled approximately $50 million for the second quarter of 2001.

Selling, general and administrative ("SG&A") expenses increased $4.0 million or 49.5% to $12.2 million, or 3.5% of net sales, for the second quarter of 2001 compared with $8.2 million, or 3.2% of net sales, for the second quarter of 2000. SG&A expenses increased in both absolute dollars and as a percentage of sales due to the inclusion of expenses of ACT Manufacturing France and ACT Manufacturing Thailand and the additional spending in corporate infrastructure to support our global operations.

Amortization of goodwill increased $3.5 million to $3.7 million for the second quarter of 2001 compared to $0.2 million for the second quarter of 2000. The increase is due to the additional goodwill amortization resulting from the purchases of ACT Manufacturing France and ACT Manufacturing Thailand.

We incurred special charges totaling $13.4 million in the second quarter of 2001. Special charges of $6.8 million were recorded as a component of gross profit, and relate to inventory reserves recorded and disposition costs incurred in connection with our inventory reduction program implemented during the quarter. This inventory reduction program consisted of the disposition of excess quantities of parts to suppliers and vendors, and resulted in an overall inventory reduction of $96 million during the second quarter of 2001. Additional special charges of $6.6 million were recorded as a component of operating expenses and consisted of severance costs associated with reductions in workforce of approximately 1,600 employees primarily in the manufacturing discipline, professional fees in connection with postponed financings, and leases for equipment taken out of operation. As of June 30, 2001, approximately $2.1 million of the special charge remains unpaid and will be paid out through March 2002.

Our operating loss including special charges was $6.6 million for the second quarter of 2001 compared with operating income of $14.3 million for the second quarter of 2000 as a result of the above factors.

Interest and other expense, net increased $3.8 million to $6.6 million for the second quarter of 2001 compared to $2.8 million for the second quarter of 2000. This increase is primarily attributable to higher debt levels generated by acquisition activity in 2000, as our debt has increased by approximately $135 million from June 30, 2000.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

The provision for income taxes was recorded using a 39.0% effective tax rate for both the second quarter of 2001 and the comparable prior year period. In Thailand, the Company currently operates under a "tax holiday" that will expire in 2002 unless it is renewed. Upon the expiration of the "tax holiday" the Company is subject to taxation at a rate of 30% per annum in Thailand. The rate at which income taxes will be provided in future periods will depend on taxable income by tax jurisdiction.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 AND 2000

Our net sales increased $308.1 million or 63.9% to $790.2 million for the six months ended June 30, 2001 compared with $482.1 million for the comparable period of 2000. The increase was attributable principally to the inclusion of ACT Manufacturing France net sales of $176.9 million and the inclusion of ACT Manufacturing Thailand net sales of $121.1 million, each of which was acquired in August 2000.

Gross profit before special charges increased $12.6 million to $55.3 million for the six months ended June 30, 2001 compared with $42.7 million for the comparable period in 2000. The gross profit increase was primarily attributable to the growth in our overall sales volume. Gross profit before special charges as a percentage of net sales ("gross margin") decreased to 7.0% for the six months ended June 30, 2001 from 8.9% for the comparable period in 2000. The decrease in the gross margin is primarily attributable to the shipment of a greater percentage of lower margin products and parts to customers in order to reduce inventory levels and a decrease in our overall capacity utilization rate. Parts sales to customers totaled approximately $75 million for the six months ended June 30, 2001.

Selling, general and administrative ("SG&A") expenses increased $9.1 million to $26.3 million, or 3.3% of net sales, for the six months ended June 30, 2001 compared with $17.2 million, or 3.6% of net sales, for the comparable period in 2000. SG&A expenses increased in absolute dollars due to the inclusion of expenses of ACT Manufacturing France and ACT Manufacturing Thailand and the additional spending in corporate infrastructure to support our global operations. SG&A expenses as a percentage of net sales, however, decreased due to the fact that ACT Manufacturing France and ACT Manufacturing Thailand had lower SG&A expenses as a percentage of net sales than our North American operations.

Amortization of goodwill increased to $7.4 million for the six months ended June 30, 2001 compared to $0.5 million for the comparable period in 2000. The increase is due to the additional goodwill amortization resulting from the purchases of ACT Manufacturing France and ACT Manufacturing Thailand.

Special charges of $13.4 million were recorded during the six months ended June 30, 2001 as previously described.

Operating income decreased to $8.3 million, or 1.0% of net sales, for the six months ended June 30, 2001 compared with operating income of $25.0 million, or 5.2% of net sales, for the comparable period in 2000, primarily as a result of the special charges recorded in the second quarter of 2001.

Interest and other expense increased to $14.7 million for the six months ended June 30, 2001 compared to $3.4 million for the comparable period in 2000. This increase is primarily attributable to higher debt levels in 2001, due to the acquisition activity that occurred during the second half of 2000. Total debt is approximately $135 million higher at June 30, 2001 as compared to June 30, 2000.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

The Company recorded an income tax benefit of $3.1 million for the six months ended June 30, 2001 and income tax expense of $8.4 million for the comparable period in 2000. The effective rate was 48.5% for the six months ended June 30, 2001 as compared to 39% for the comparable period in 2000. The difference in rates is primarily attributable to the inclusion in 2001 of the income of ACT Manufacturing Thailand, which is not subject to the Thai income tax. In Thailand, we currently operate under a "tax holiday" that will expire in 2002 unless it is renewed. Upon the expiration of the "tax holiday" we will become subject to taxation at a rate of 30% per annum in Thailand. Since the Company had positive pre-tax income in Thailand and negative pre-tax income in the domestic operations, a significant tax benefit was generated in 2001. The rate at which income taxes will be provided in future periods will depend on taxable income by tax jurisdiction.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We had working capital of $324.0 million at June 30, 2001 compared with $350.9 million at December 31, 2000. Operating activities generated $14.6 million of cash in the six months ended June 30, 2001 compared with cash used for operations of $47.3 million in the comparable period of 2000. The primary sources of cash in the six months ended June 30, 2001 included a decrease in accounts receivable of $100.5 million and a decrease in inventory of $124.8 million, offset by decreases in accounts payable of $140.7 million and repayment
of an advance from a customer of $50.0 million.   The decrease in accounts
receivable was primarily due to lower revenue levels generated during 2001, while the decrease in inventory was the result of improvements in supply chain management in addition to the sales of parts to customers. The decrease in accounts payable was due to reduced purchasing activity. As a result of the recent downturn in the electronic industry, we have been increasingly involved in the pursuit of claims and litigation against third parties for the collection of accounts receivables. Any inability or unwillingness of a customer to pay for products and services on a timely basis or at all could materially adversely impact our cash flow, operating results and our financial condition in a particular period.

In the second fiscal quarter of 2000, a major customer advanced us $50.0 million to strengthen our materials procurement capabilities and enhance the services we provide to this customer. This advance was unsecured and non- interest bearing. The advance was repaid in April 2001 primarily through the offset of invoices.

Effective June 30, 2001, the Company entered into an amendment to the Credit Agreement with a syndicate of Financial Institutions led by the Chase Manhattan Bank, as administrative agent (the "Credit Agreement"), to revise certain financial covenants in addition to other changes including adjustments in the daily operational processing of loan activity.

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

On December 27, 2000, we entered into an amendment to the Credit Agreement which makes available additional five year term loans (the "Additional Term Loans") in the aggregate amount of up to $100.0 million, subject to certain conditions. The Company did not draw upon this facility, and the ability to draw on the facility expired on May 18, 2001.

At June 30, 2001, $121.0 million of the Credit Agreement was utilized for revolving loans, $1.9 million was utilized for letters of credit and an additional $18.7 million was available for use based upon the applicable borrowing base. At June 30, 2001, $85.0 million of the outstanding revolving loans carried an interest rate of 6.58%, $20.0 million carried an interest rate of 6.52%, and the remaining $16.0 million carried an interest rate of 8.25%. At June 30, 2001, $91.0 million was outstanding on the term loan at an interest rate of 6.63%.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

In April and May 2000, we received net proceeds of approximately $95.4 million from the sale of 7% convertible subordinated notes due April 15, 2007 in a private placement. A shelf registration statement was subsequently filed in connection with these convertible subordinated notes. Interest payments are due on these convertible subordinated notes on April 15 and October 15 of each year. The majority of the proceeds of this convertible debt offering were used to fund the acquisition of ACT Manufacturing Thailand. Prior to the acquisition, the net proceeds of this offering were invested in short-term, interest-bearing, investment grade securities. We recorded approximately $1.8 million in interest expense incurred on the notes in the second quarter of 2001.

On August 2, 2000, we purchased 99.02% of the issued shares and outstanding options of GSS Thailand for approximately $86.7 million. At May 26, 2001, ACT Manufacturing Thailand had revolving and term loans with various financial institutions aggregating $53.5 million at interest rates ranging from LIBOR plus 2.5% to LIBOR plus 4%. At May 26, 2001, approximately $35.6 million was outstanding at interest rates ranging from 6.25% to 8.00%. The loans are secured by land, buildings, and machinery, in addition to the guarantee of ACT Manufacturing, Inc. In addition, ACT Manufacturing Thailand had approximately $1.3 million (60 million Thai baht) in working capital availability which bears interest at LIBOR plus 2.5%.

On August 31, 2000, we purchased all of the issued shares of Bull Eletronic Angers S.A. for a purchase price of approximately $99.8 million, of which $8.7 million was paid in the first quarter of 2001.

On November 2, 2000, ACT Manufacturing France entered into a new credit agreement with a syndicate of financial institutions led by Societe Generale. The credit agreement provides that the lenders will make available to ACT Manufacturing France up to approximately $14.8 million of revolving loans. The credit agreement is unsecured and interest is payable monthly at an interest rate based on the rates in the Eurocurrency market. As of June 30, 2001, the outstanding balance was approximately $13.1 million and was at an interest rate of 5.15%. The same credit agreement provides ACT Manufacturing France with a credit line in the amount of approximately $9.0 million for sales of accounts receivable, none of which was outstanding at June 30, 2001. In addition, ACT Manufacturing France has a capital lease line of approximately $6.7 million, of which approximately $2.7 million was utilized at June 30, 2001.

We sold 575,000 shares of common stock of eOn Communications (formerly Cortelco Systems), a related party, for net proceeds of approximately $6.4 million in the first quarter of 2000. We recognized a gain on the sale of the eOn investment of approximately $0.9 million in the first quarter of fiscal 2000.

Capital expenditures of approximately $5.4 million in the first six months of 2001 were primarily for the acquisition of equipment and leasehold improvements related to operations.

We lease manufacturing facilities and certain equipment and computer software used in our manufacturing operations under capital and operating lease agreements that expire through 2011. As of June 30, 2001, we had equipment lease lines of approximately $25.3 million available under capital and operating leases for purchases of manufacturing equipment, computer hardware and software and furniture.

ACT Manufacturing France uses derivative financial instruments to hedge certain non-functional currency-denominated assets and liabilities that are primarily short-term trade accounts payable and receivable balances. Derivative financial instruments are also used to hedge unrecognized but firmly committed foreign-currency-denominated revenues and expenses. In all cases, the maturities of hedging instruments do not usually exceed three to four months. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the consolidated financial statements. We monitor our positions and the credit quality of counterparties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counterparty. At June 30, 2001, the carrying amounts of these contracts exceeded their fair value by approximately $0.2 million. In accordance with SFAS No. 133, this amount has been recorded to Accumulated Other Comprehensive Income in the balance sheet.

On June 29, 2001, the Company entered into an interest rate swap agreement with JP Morgan Chase in order to eliminate interest rate risk on the term loan portion of the Credit Agreement. The contract, which has a termination date of June 29, 2005, stipulates that the notional swap amount will decrease as principal payments are made to the term loan as prescribed by the Credit Agreement. The Company will pay the bank counterparty a fixed interest rate of 4.94% for the duration of the contract; in return, the Company will receive the three month LIBOR rate. This rate will reset on a quarterly basis to the published three month LIBOR rate. The three month LIBOR rate on June 29, 2001 was 3.71%.

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

RECENT FINANCIAL ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being reclassified into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. Under this approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company expects that the adoption of these accounting standards will result in certain intangible assets being reclassified into goodwill and will have the impact of reducing amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs of goodwill.

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

We adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001, as required. Adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative unrealized gain recorded to Accumulated Other Comprehensive Income ("AOCI") of $3.2 million. As of June 30, 2001, we recorded an unrealized loss of $0.2 million to AOCI in the balance sheet.

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

                        RISKS RELATED TO OUR OPERATIONS

OUR BUSINESS MAY SUFFER IF THE NETWORKING AND TELECOMMUNICATIONS SEGMENTS OF THE ELECTRONICS INDUSTRY FAIL TO GROW AND EVOLVE.

Our customer base has historically been concentrated in a limited number of segments within the electronics industry. Net sales to customers within the networking and telecommunications segments accounted for approximately 61% of our net sales in the six months ended June 30, 2001, 69% in fiscal 2000, and 66% in fiscal 1999. Several customers are experiencing economic downturns currently, including those in the networking and telecommunications market. Developments adverse to these industry segments could materially and negatively impact us. These industry segments, and the electronics industry as a whole, experience:

  .  intense competition;
  . rapid technological changes resulting in short product life cycles and consequent product obsolescence;
  .  significant fluctuations in product demand;
  . economic cycles, including recessionary periods; and . consolidation.

  A recessionary period or other event leading to excess capacity affecting one or more segments of the electronics industry we serve would likely result in intensified price competition, reduced margins and a decrease in our net sales.

  THE LOSS OF MAJOR CUSTOMERS COULD ADVERSELY AFFECT US.

We depend on a small number of customers for a significant portion of our business. Our five largest customers accounted for approximately 53% and 57% of our net sales for the six months ended June 30, 2001 and for fiscal 2000, respectively.

For the six months ended June 30, 2001, EMC and Efficient Networks accounted for 20% and 14% of our net sales, respectively. For fiscal 2000, Efficient Networks, EMC and Nortel Networks accounted for approximately 17%, 14% and 12%, respectively, of our net sales. For fiscal 1999, Nortel Networks and S-3 Incorporated (formerly Diamond Multimedia) accounted for approximately 15% and 13%, respectively, of our net sales. The timing and level of orders from our customers varies substantially from period to period. The historic level of net sales we have received from a specific customer in one particular period is not necessarily indicative of net sales we may receive from that customer in any future period.

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

OPERATING IN FOREIGN COUNTRIES EXPOSES US TO INCREASED RISKS.

We have operations in France, Ireland, Mexico Thailand, and the United Kingdom and procurement offices in Taiwan and Singapore. We expect to expand into other international regions. We have limited experience in managing geographically dispersed operations and in operating in Europe, Mexico or Asia. We also purchase a significant number of components manufactured in foreign countries. Because of the scope of our international operations, we are subject to the following risks, which could materially impact our results of operations:

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

OUR BUSINESS COULD SUFFER IF WE LOSE THE SERVICES OF, OR FAIL TO ATTRACT, KEY PERSONNEL.

Our future success largely depends upon the skills and efforts of John A. Pino, Chairman of the Board, President and Chief Executive Officer, our other key executives and our managerial, manufacturing, sales and technical employees. With the exception of Ken Owens, Chief Operating Officer of North America, Jack O'Rear, Executive Vice President of Operations for the Americas, Robert E. Zinn, Executive Vice President of European and Asian Pacific Operations and James Menges, Senior Vice President of Operations for Asia, we have not entered into employment contracts or noncompetition agreements with any of our senior management or other key employees. We do not maintain or plan to acquire any key-man life insurance on any of our key personnel. The loss of services of any of our executives or other key personnel could negatively affect our business. We are currently searching for a chief financial officer. Our continued growth will also require us to attract, motivate, train and retain additional skilled and experienced managerial, manufacturing, financial, sales and technical personnel. We face intense competition for such personnel. We may not be able to attract, motivate and retain personnel with the skills and experience needed to successfully manage our business and operations.

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

From time to time, we are also subject to claims or litigation incidental to our business. In particular, as a result of the recent downturn in the electronics industry in general, we have been increasingly involved in pursuit of claims and litigation against third parties for the collection on accounts receivables, and defending claims and litigation against third party vendors with respect to payment claims. While we believe that these claims, in the aggregate, will not have a material adverse effect on its ongoing business, no assurance can be given that the ultimate resolution of any claims and related expenses, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position or results of operations for any particular period.

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

Moreover, acquisitions that we do complete may result in:

  . the potentially dilutive issuance of common stock or other equity instruments;
  .  the incurrence of debt;
  . the incurrence of significant costs and expenses; or . the potentially dilutive impact on our earnings per share.

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

EXPANSION OF OUR OPERATIONS MAY NEGATIVELY IMPACT OUR BUSINESS.

We may expand our operations by establishing or acquiring new manufacturing facilities or by expanding capacity in our current facilities. We may expand both in geographical areas in which we currently operate and in new geographical areas within

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

the United States and internationally. We acquired operations in France and Thailand in August 2000, and the United Kingdom in July 2001, began operations in an additional facility in Massachusetts in January 2000 and have signed a lease for a new facility in California which will enable us to consolidate and expand our operations. We expect to begin operations in this new California facility in fiscal 2001. We have commenced operations at an additional 130,000 square foot building that is adjacent to our facility in Mexico. We have also signed a lease for a 100,000 square foot new products introduction, prototype and manufacturing facility in Dallas, Texas. We may not be able to find additional suitable facilities on a timely basis or on terms satisfactory to us. Moreover, expansion of existing, and establishing new, operations involves numerous business risks, including:

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

Our total senior debt as of June 30, 2001 was approximately $265.1 million. As of June 30, 2001, we also had $100.0 million of convertible subordinated notes outstanding. Our leverage could have important adverse consequences. For example, it could:

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

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

The trading price of our common stock has been and may continue to be volatile. From January 1, 2000 through August 2, 2001, our stock price has fluctuated between a low of $6.90 per share and a high of $72.25 per share. On August 2, 2001, the closing price for our common stock was $11.14. The price of our common stock may fluctuate significantly in response to a number of events and factors relating to our company, our competitors and the market for our services, many of which are beyond our control, such as:

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

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2001, we had $121.0 million of a $150.0 million revolving loan outstanding that bears interest at variable interest rates. We also have a $91.0 million term loan with an interest rate based on either the Prime Rate or the Eurocurrency Rate. The effective interest rate that the lenders will charge us under the term loan will vary depending upon our financial condition. At May 26, 2001, ACT Manufacturing Thailand had credit facilities, substantially all of which were denominated in U.S. dollars, aggregating $53.5 million, which bore interest at variable rates. ACT Manufacturing France also has an approximately $14.8 million revolving credit facility which bears interest at variable rates based on the rates in the Eurocurrency market. Our exposure related to adverse movements in interest rates is primarily derived from the variable rate on our revolving and term loans and other credit facilities. At June 30, 2001, $85.0 million of the outstanding balance on the revolving loan carried an interest rate of 6.58%, $20.0 million carried an interest rate of 6.52%, and the remaining $16.0 million carried an interest rate of 8.25%. At June 30, 2001, the outstanding balance under the term loan was $91.0 million, which was at an interest rate of 6.63%. At May 26, 2001, $35.6 million was outstanding under the ACT Manufacturing Thailand credit facilities at interest rates ranging from 6.25% to 8.00%. The ACT Manufacturing Thailand working capital facilities were replaced by the Thai Credit Agreement entered into on March 29, 2001. At June 30, 2001, approximately $13.9 million was outstanding under the ACT Manufacturing France credit facilities at an interest rate of 4.7%. An adverse change of one percent in the interest rate would cause a change in interest expense of approximately $2.0 million on an annual basis based on balances outstanding at the end of the second quarter of 2001.

Substantially all of the business of our Mexico and Thailand operations are conducted in U.S. dollar denominated transactions and accordingly the functional currency is the U.S. Dollar. The functional currency of ACT Manufacturing France is the French franc, although some of that business is conducted in Euro and other currencies. The functional currency of our operations in Ireland is the Irish punt, however, these operations do not represent a significant portion of our net sales and expenses. Expenses for our French and Irish operations are also paid in French francs and Euros, and Irish punts, respectively. Although the functional currency of our foreign operations, other than France and Ireland, is the U.S. dollar, some of the expenses of our Thailand and Mexico operations are denominated in Thai baht and Mexican pesos, respectively. We also operate international purchasing offices in Singapore and Taiwan, where expenses are paid in Singapore and Taiwan dollars, respectively.

SFAS No. 107 requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts and notes receivable, accounts payable and certain other short-term liabilities, and current and long-term debt obligations. The fair value of these financial instruments approximates their carrying amount, except for the 7% convertible subordinated notes, at June 30, 2001. The fair market value of the convertible subordinated notes was $52.2 million with a carrying amount of $100.0 million at June 30, 2001.

ACT Manufacturing France uses foreign exchange and option contracts to hedge certain foreign currency denominated inventory purchase commitments and firmly committed foreign currency revenues. Contracts are for periods consistent with the terms of the underlying transaction, generally one to four months. We adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001, as required. Adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative unrealized gain recorded to Accumulated Other Comprehensive Income ("AOCI") of $3.2 million. As of June 30, 2001, we recorded an unrealized loss of $0.2 million to AOCI in the balance sheet.

On June 29, 2001, the Company entered into an interest rate swap agreement with JP Morgan Chase in order to eliminate interest rate risk on the term loan portion of the Credit Agreement. The contract, which has a termination date of June 29, 2005, stipulates that the notional swap amount will decrease as principal payments are made to the term loan as prescribed by the Credit Agreement. The Company will pay the bank counterparty a fixed interest rate of 4.94% for the duration of the contract; in return, the Company will receive the three month LIBOR rate. This rate will reset on a quarterly basis to the published three month LIBOR rate. The three month LIBOR rate on June 29, 2001 was 3.71%.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The annual meeting of stockholders was held on May 15, 2001. Three proposals were submitted to stockholders as described in the Company's proxy statement dated April 16, 2001. The following is a brief description of the matters voted upon, the numbers of votes cast for and against each proposal, and the number of abstentions and votes unvoted.

(1) To elect one member of the Board of Directors to serve for a three-year term as a Class III Director or until a successor has been duly elected and qualified, or until his earlier resignation or removal.

     Nominee:                       Bruce R. Gardner
     Votes for Nominee:                16,871,849
     Votes Against Nominee:               145,507
     Votes Unvoted:                             0

(2) To approve and adopt a Second Amended and Restated 1995 Stock Plan pursuant to which the aggregate number of shares of common stock which may be issued thereunder shall be increased from 2,250,000 to 3,250,000.

     Votes For:                         8,692,003
     Votes Against:                     2,106,844
     Abstain:                              59,009
     Votes Unvoted:                     6,159,500


(3) To ratify the selection of the firm of Deloitte and Touche LLP as independent auditors for the fiscal year ending December 31, 2001.


     Votes For:                        16,783,195
     Votes Against:                       180,337
     Abstain:                              53,824
     Votes Unvoted:                             0


     The term of office for the following directors continued after the meeting:

     Edward T. Cuddy (Class I), Donald G. Polich (Class I), John A. Pino (Class II) and Frederick W. Gibbs (Class II).

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1 Third Amendment to Credit Agreement dated July 31, 2001 among the Company, the several banks and other financial institutions or entities from time to time parties thereto, Credit Suisse First Boston as Syndication Agent, Societe Generale as Documentation Agent, and The Chase Manhatten Bank as Administrative Agent.

10.2 Employment Agreement dated as of May 7, 2001 between the Company and Kenneth Owens.

10.3 Interest Rate Swap Agreement dated June 29, 2001 between the Company and JP Morgan Chase.

(b)      Reports on Form 8-K:

No reports on Form 8-K were filed during the three-month period ending June 30, 2001

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2001            ACT MANUFACTURING, INC.

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

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX

EXHIBIT   DESCRIPTION
-------   -----------

10.1 Third Amendment to Credit Agreement dated July 31, 2001 among the Company, the several banks and other financial institutions or entities from time to time parties thereto, Credit Suisse First Boston as Syndication Agent, Societe Generale as Documentation Agent, and The Chase Manhatten Bank as Administrative Agent.

10.2 Employment Agreement dated as of May 4, 2001 between the Company and Kenneth Owens.

10.3 Interest Rate Swap Agreement dated June 29, 2001 between the Company and JP Morgan Chase.