Form 10-Q
period 2001-09-30
ACT MANUFACTURING INC
filed 2001-11-14
CIK 937971

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock                      17,080,857 Shares
           ------------                      -----------------

             (Class)                 (Outstanding on November 8, 2001)

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

            Condensed Consolidated Statements of Operations for the
            three months and nine months ended September 30, 2001 and 2000.... 3

            Condensed Consolidated Balance Sheets as of September 30,
            2001 and December 31, 2000........................................ 4

            Condensed Consolidated Statements of Cash Flows for the
            nine months ended September 30, 2001 and 2000..................... 5

            Notes to Unaudited Condensed Consolidated
            Financial Statements.............................................. 6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................14

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk.......................................................27

PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K..................................28

            Signatures........................................................29

            Exhibit Index.....................................................30

PART I. FINANCIAL INFORMATION

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share data - Unaudited)

                                                      Three Months Ended September 30,       Nine Months Ended September 30,
                                                      --------------------------------       -------------------------------

                                                           2001             2000                  2001             2000
                                                           ----             ----                  ----             ----
Net sales............................................   $  225,898       $  368,515            $1,016,079       $  850,573
Cost of goods sold, including special charges
   and excess capacity costs.........................      233,754          335,203               975,509          774,571
                                                        ----------       ----------            ----------       ----------

Gross profit.........................................       (7,856)          33,312                40,570           76,002

Selling, general and administrative expenses
   including special charges and credit provisions...       23,316           12,260                56,106           29,509
Amortization of goodwill.............................        3,690            1,395                11,072            1,867
                                                        ----------       ----------            ----------       ----------

Operating (loss) income..............................      (34,862)          19,657               (26,608)          44,626

Interest and other expense, net......................        6,754            5,701                21,406            9,066
                                                        ----------       ----------            ----------       ----------

(Loss) income before provision for income taxes......      (41,616)          13,956               (48,014)          35,560

Income tax (benefit) expense.........................      (17,480)           5,756               (20,586)          14,182
                                                        ----------       ----------            ----------       ----------

Net (loss) income....................................   $  (24,136)      $    8,200            $  (27,428)      $   21,378
                                                        ==========       ==========            ==========       ==========

Basic net (loss) income per common share.............   $    (1.41)      $     0.48            $    (1.61)      $     1.28
Diluted net (loss) income per common share...........   $    (1.41)      $     0.45            $    (1.61)      $     1.17

Weighted average shares outstanding -- basic.........       17,081           16,919                17,065           16,728
Weighted average shares outstanding -- diluted.......       17,081           18,256                17,065           18,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           September 30,     December 31,
                                                                2001             2000
                                                                ----             ----

                                                            (Unaudited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ...........................      $  14,633       $    48,298
  Accounts receivable - trade, net ....................        182,471           351,925
  Accounts and notes receivable from related party ....          2,496             3,331
  Inventory ...........................................        215,965           401,325
  Deferred tax assets and income taxes refundable .....         27,976             8,258
  Prepaid taxes .......................................          6,226             2,506
  Prepaid expenses and other assets ...................         11,983             9,140
                                                             ---------       -----------

    Total current assets ..............................        461,750           824,783
                                                             ---------       -----------

PROPERTY AND EQUIPMENT--Net ...........................         77,733            77,888
DEFERRED TAX ASSET ....................................          3,766             1,647
GOODWILL--Net .........................................        139,235           144,250
OTHER ASSETS--Net .....................................         16,932            19,235
                                                             ---------       -----------

TOTAL .................................................      $ 699,416       $ 1,067,803
                                                             =========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable bank ..................................      $   7,615       $    10,863
  Current portion of long-term debt ...................         21,956            15,627
  Current portion of capital lease obligations ........          1,088             3,481
  Accounts payable ....................................        142,594           337,407
  Advance from customer ...............................             --            50,000
  Due to Bull SA ......................................             --             8,711
  Accrued compensation and related taxes ..............          3,380             5,906
  Income tax payable ..................................             --             9,969
  Deferred tax liabilities ............................             --                45
  Accrued expenses and other ..........................         26,626            31,917
                                                             ---------       -----------

    Total current liabilities .........................        203,259           473,926
                                                             ---------       -----------

LONG-TERM DEBT--less current portion ..................        189,339           255,517
DEFERRED TAXES ........................................          8,159             8,143
CAPITAL LEASE OBLIGATIONS .............................          2,740             2,754
OTHER LONG-TERM LIABILITES ............................          4,747             7,219
CONVERTIBLE SUBORDINATED NOTES ........................        100,000           100,000

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
  Preferred stock .....................................             --                --
  Common stock ........................................            171               170
  Additional paid-in capital ..........................        171,500           171,220
  Accumulated other comprehensive loss ................         (2,724)             (799)
  Retained earnings ...................................         22,225            49,653
                                                             ---------       -----------

    Total stockholders' equity ........................        191,172           220,244
                                                             ---------       -----------

TOTAL .................................................      $ 699,416       $ 1,067,803
                                                             =========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In thousands - unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                       2001            2000
                                                                       ----            ----
Cash flows from operating activities:
   Net (loss) income .........................................      $ (27,428)      $  21,378
   Adjustments to reconcile net (loss) income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization ...........................         21,329           9,411
     Deferred income taxes ...................................         (2,123)            221
     Gain on the sale of investment in affiliate .............             --            (894)
     Loss on disposal of fixed assets ........................            384              --
   Increase (decrease) in cash from:
     Accounts receivable .....................................        170,289        (147,352)
     Inventory ...............................................        186,596         (94,287)
     Prepaid expenses and other assets .......................         (6,525)         (7,584)
     Income tax receivable ...................................        (13,243)             --
     Accounts payable ........................................       (198,706)         80,814
     Advance from customer ...................................        (50,000)         50,000
     Accrued expenses and other ..............................        (24,554)         17,408
                                                                    ---------       ---------

   Net cash provided by (used for) operating activities ......         56,019         (70,885)

Cash flows from investing activities:
   Acquisition of property and equipment .....................         (6,640)         (6,998)
   Proceeds from the sale of investment in affiliate .........             --           6,417
   Decrease (increase) in other assets .......................          2,248         (12,789)
   Acquisitions, net of cash acquired ........................        (12,967)       (136,073)
                                                                    ---------       ---------

 Net cash used for investing activities ......................        (17,359)       (149,443)

Cash flows from financing activities:
   Net (repayments) borrowings under line-of-credit
    agreements ...............................................        (50,444)         93,861
   Proceeds from sale of convertible subordinated notes ......             --         100,000
   (Payments) borrowings on term loans, net ..................        (15,312)         68,640
   Decrease in other liabilities .............................         (5,246)         (2,754)
   Net proceeds from exercise of stock options ...............            284           5,948
                                                                    ---------       ---------

Net cash (used for) provided by financing
 activities ..................................................        (70,718)        265,695

Effect of exchange rate changes on cash
 and cash equivalents ........................................         (1,607)          1,148
                                                                    ---------       ---------

Net (decrease) increase in cash and
 cash equivalents ............................................        (33,665)         46,515
Cash and cash equivalents, beginning
 of period ...................................................         48,298           4,558
                                                                    ---------       ---------

Cash and cash equivalents, end of period .....................      $  14,633       $  51,073
                                                                    =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The unaudited interim condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management are of a normal recurring nature necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in ACT Manufacturing, Inc.'s (the "Company") annual consolidated financial statements have been condensed or omitted. The unaudited interim condensed consolidated financial statements have been prepared on a basis substantially consistent with the audited consolidated financial statements. The results of operations for the interim period ended September 30, 2001 are not necessarily indicative of the results of operations to be expected for the fiscal year. These interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the period ended December 31, 2000 filed with the Securities and Exchange Commission.

Basis of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of ACT Manufacturing, Inc. and its majority owned subsidiaries. All intercompany balances and transactions have been eliminated. All of the Company's subsidiaries are on a calendar year-end except for ACT Manufacturing Thailand, which has a November 24 year-end. Accordingly, its financial position and results of operations for the three and nine-month periods ended August 26, 2001 are included in our unaudited interim condensed consolidated financial statements.

2. BANK FINANCING

On June 29, 2000, the Company revised its Credit Agreement to increase the Company's previous credit facility. The Company's Credit Agreement ("Credit Agreement") with these lenders provided that the lenders will make available to the Company up to $150.0 million of revolving loans and up to $100.0 million of term loans. The Company borrowed $75.0 million of the term loan on August 31, 2000 to fund a portion of the purchase price of ACT Manufacturing France. The Company borrowed the remaining $25.0 million of the term loan on December 27, 2000 to refinance a portion of the debt of ACT Manufacturing Thailand.

During the quarter ended September 30, 2001, the Company went into an over advance position in connection with the Credit Agreement, but was within the applicable borrowing base as of September 30, 2001. The Credit Agreement requires the Company to meet certain financial conditions, including net worth and the ratios of total debt, senior secured debt and interest and other fixed charges, to earnings. The credit facility is secured by substantially all of the assets of the Company and certain of its subsidiaries. In addition, the Credit Agreement limits the Company's ability, among other things, to incur debt, grant liens, dispose of its properties, pay dividends, make capital expenditures or investments or enter into mergers or acquisitions. Effective June 30, 2001, the Company entered into an amendment to its Credit Agreement with a syndicate of financial institutions led by The Chase Manhattan Bank, as administrative agent to revise certain financial covenants in addition to other changes including adjustments in the daily operational processing of loan activity.

The revolving loans are subject to a borrowing base formula, under which the Company may borrow up to specified percentages of the value of various categories of its assets, including qualified accounts receivable, inventory, machinery and equipment. Interest is payable either monthly or quarterly, at the election of the Company, at an interest rate based on either the prime rate of The Chase Manhattan Bank or the prevailing rates in the Eurocurrency market. The Company must repay all revolving loans by June 28, 2005. The Company is required to repay all term loans in quarterly installments from December 31, 2000 through June 28, 2005. During the third quarter of 2001, the Company repaid $4.0 million of these term loans in accordance with the Credit Agreement.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

At September 30, 2001, $92.8 million of the Credit Agreement was utilized for revolving loans and $1.9 million was utilized for letters of credit. At September 30, 2001, $75.0 million of the outstanding revolving loans carried an interest rate of 6.13% and $17.8 million carried an interest rate of 7.50%. At September 30, 2001, $87.0 million was outstanding on the term loans at an interest rate of 8.44%. See Note 11 for recent developments regarding the Credit Agreement.

On March 29, 2001, ACT Manufacturing Thailand entered into a new Credit Agreement ("Thai Credit Agreement") with Thai Farmers Bank Public Company Limited and Bank of Ayudhya Public Company Limited. The Thai Credit Agreement provides that the lenders will make available to ACT Manufacturing Thailand up to approximately $57.4 million in revolving loans, term loans and machinery loans for a term of five years. At August 26, 2001, $30.3 million was outstanding at interest rates ranging from 6.25% to 7.25%. The Thai Credit Agreement is secured by land, buildings and machinery, and the guarantee of ACT Manufacturing, Inc. In addition, the Thai Credit Agreement provides for approximately $1.4 million (60.0 million Thai baht) in working capital availability. At August 26, 2001, $1.1 million was outstanding at an interest rate of 8.00%.

On November 2, 2000, ACT Manufacturing France entered into a new Credit Agreement ("The French Credit Agreement") with a syndicate of financial institutions led by Societe Generale. The French Credit Agreement provides that the lenders will make available to ACT Manufacturing France up to approximately $16.0 million of revolving loans. The French Credit Agreement is unsecured and interest is payable monthly at an interest rate based on the rates in the Eurocurrency market. As of September 30, 2001, the outstanding balance was approximately $7.6 million and was at an interest rate of 4.90%. The French Credit Agreement provides ACT Manufacturing France with a credit line in the amount of approximately $9.7 million for sales of accounts receivable, none of which was outstanding at September 30, 2001. In addition, ACT Manufacturing France has a capital lease line of approximately $7.3 million, of which approximately $2.8 million was utilized at September 30, 2001.

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

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

4. INVENTORY

Inventory consisted of the following at the dates indicated (in thousands):

                                               September 30,        December 31,
                                                   2001                 2000
                                                   ----                 ----

Raw material .........................           $171,900             $327,046
Work in process ......................             33,552               58,236
Finished goods .......................             10,513               16,043
                                                 --------             --------

Total ................................           $215,965             $401,325
                                                 ========             ========

The carrying value of inventory approximates replacement cost.

5. NET (LOSS) INCOME PER COMMON SHARE

Basic net income (loss) per common share is computed by dividing net (loss) income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per common share reflects the potential dilution as if common equivalent shares outstanding (common stock options and the exchange of convertible notes for common stock) were exercised and/or converted into common stock unless the effect of such equivalent shares was antidilutive.

A reconciliation of net (loss) income per common share and the weighted average shares used in the earnings per share ("EPS") calculations for the periods indicated is as follows (in thousands, except per share data):

                                                  Net (Loss)     Weighted       Net (Loss)
                                                    Income    Average Shares     Income
                                                 (Numerator)   (Denominator)    Per Share
                                                 -----------   -------------    ---------
Three Months Ended September 30, 2001
  Basic ....................................      $(24,136)        17,081       $  (1.41)

  Effect of stock options ..................            --             --             --
                                                  --------        --------       --------

  Diluted ..................................      $(24,136)        17,081       $  (1.41)
                                                  ========       ========       ========

Three Months Ended September 30, 2000
  Basic ....................................      $  8,200         16,919       $   0.48

  Effect of stock options ..................            --          1,337          (0.03)
                                                  --------       --------       --------

  Diluted ..................................      $  8,200         18,256       $   0.45
                                                  ========       ========       ========

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES


                                               Net (Loss)     Weighted       Net (Loss)
                                                Income     Average Shares      Income
                                              (Numerator)   (Denominator)    Per Share
                                              -----------   -------------    ---------
Nine Months Ended September 30, 2001
  Basic .................................      $(27,428)        17,065       $  (1.61)

  Effect of stock options ...............            --             --             --
                                               --------       --------       --------

  Diluted ...............................      $(27,428)        17,065       $  (1.61)
                                               ========       ========       ========

Nine Months Ended September 30, 2000
  Basic .................................      $ 21,378         16,728       $   1.28

  Effect of stock options ...............            --          1,511          (0.11)
                                               --------       --------       --------

  Diluted ...............................      $ 21,378         18,239       $   1.17
                                               ========       ========       ========

Options to purchase 1,896,000 shares of common stock were outstanding for the three-month and nine-month periods ended September 30, 2001, but were not included in the computation of diluted EPS due to the net loss recorded by the Company during these periods, and therefore, their effect would be antidilutive.

For the three-month and nine-month periods ended September 30, 2001 and 2000, the assumed conversion of the convertible subordinated notes into 2,330,460 shares of common stock was excluded from the computation of diluted EPS, as its inclusion would have been antidilutive.

6. COMPREHENSIVE (LOSS) INCOME

A summary of comprehensive (loss) income for the three-month and nine-month periods ended September 30, 2001 and 2000 is as follows (in thousands):

                                                            Three Months Ended           Nine Months Ended
                                                               September 30,                September 30,
                                                               -------------                -------------

                                                            2001          2000           2001           2000
                                                            ----          ----           ----           ----
Net (loss) income...................................     $(24,136)      $  8,200       $(27,428)      $ 21,378
Other comprehensive income (loss):
Change in fair value of derivative instruments......         (889)            --         (1,086)            --
Foreign currency translation adjustment.............        2,392           (298)        (1,930)          (614)
Change in pension plan assets.......................        1,091             --          1,091             --
                                                         --------       --------       --------       --------

Comprehensive (loss) income.........................     $(21,542)      $  7,902       $(29,353)      $ 20,764
                                                         ========       ========       ========       ========

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

Derivative gains and losses included in Accumulated Other Comprehensive Income ("AOCI") are reclassified into earnings at the time the forecasted revenue or expense item is recognized. During the three months ended September 30, 2001, approximately $197,000 of derivative losses were reclassified to the statements of operations. The derivative losses reclassified to the statements of operations were offset by gains on the items being hedged.

The estimated amount of existing gains and losses at September 30, 2001 included AOCI that is expected to be reclassified into earnings over the next twelve months is not expected to be material, assuming there is no change in the instrument.

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

A summary of the Company's operating results, by segment, for the three-month and nine-month periods ended September 30, 2001 and 2000, as well as the assets by segment at September 30, 2001 and December 31, 2000, are as follows (in thousands):

                             Three Months Ended                  Nine Months Ended
                                September 30,                      September 30,
                                -------------                      -------------

                            2001              2000             2001              2000
                            ----              ----             ----              ----
Net Sales
     North America..... $   102,029       $   291,514      $   587,428       $   767,352
     International.....     123,869            77,001          428,651            83,221
                        -----------       -----------      -----------       -----------

     Total............. $   225,898       $   368,515      $ 1,016,079       $   850,573
                        ===========       ===========      ===========       ===========

Gross Profit
     North America..... $   (23,551)      $    25,633      $    (2,570)      $    68,319
     International.....      15,695             7,679           43,140             7,683
                        -----------       -----------      -----------       -----------

     Total............. $    (7,856)      $    33,312      $    40,570       $    76,002

Corporate Expenses.....      16,280            25,112           67,998            54,624
                        -----------       -----------      -----------       -----------

Net (Loss) Income...... $   (24,136)      $     8,200      $   (27,428)      $    21,378
                        ===========       ===========      ===========       ===========

                                               September 30,        December 31,
                                                   2001                 2000
                                                   ----                 ----

Segment Assets
     North America............................  $  359,474           $  667,043
     International............................     339,942              400,760
                                                ----------           ----------

     Total....................................  $  699,416           $1,067,803
                                                ==========           ==========

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

Geographic Information

The Company operates manufacturing facilities in the United States, Mexico, Ireland, France, England and Thailand. Geographic data for net sales for the three-month and nine-month periods ended September 30, 2001 and 2000, as well as long-lived assets (which consist mainly of property, plant and equipment and intangibles) at September 30, 2001 and December 31, 2000, are as follows (in thousands):

                           Three Months Ended             Nine Months Ended
                              September 30,                  September 30,
                              -------------                  -------------

                          2001            2000           2001            2000
                          ----            ----           ----            ----

Net Sales
     North America.... $  102,029      $  291,514     $  587,428      $  767,352
     Europe...........     75,683          58,805        259,369          65,025
     Asia.............     48,186          18,196        169,282          18,196
                       ----------      ----------     ----------      ----------

     Total............ $  225,898      $  368,515     $1,016,079      $  850,573
                       ==========      ==========     ==========      ==========

                                              September 30,         December 31,
                                                   2001                 2000
                                                   ----                 ----

Long-Lived Assets
     North America............................   $ 62,110             $ 63,951
     Europe...................................     67,307               64,077
     Asia.....................................    108,249              113,270
                                                 --------             --------

     Total....................................   $237,666             $241,298
                                                 ========             ========

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

8. PROSPECTIVE AND RECENTLY ADOPTED FINANCIAL ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144"). SFAS 144 addresses the accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. The Company will be required to adopt SFAS 144 no later than the fiscal year beginning on January 1, 2002. The Company has not completed its analysis of the effect of adopting SFAS 144.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being reclassified into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires, among other things, the discontinuance of the amortization of goodwill and certain other intangibles. Under SFAS No. 142, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company expects that the adoption of these accounting standards will result in certain intangible assets being reclassified into goodwill and will have the impact of reducing amortization of goodwill and certain intangibles commencing January 1, 2002; however, impairment reviews may result in write-downs of goodwill and other intangibles upon adoption or at other times in the future. The Company has not completed its analysis of the effect of adopting SFAS No. 141 and SFAS No. 142.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. To the extent that the hedge is effective, changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and unrecognized firmly committed transactions (fair value hedging relationships), or for forecasted transactions, deferred and recorded as a component of other accumulated comprehensive income until the hedged transactions occur and are recognized in earnings (cash flow hedging relationships). There may be an impact on earnings to the extent that the hedging relationship is not 100% effective. If hedges do not qualify for hedge accounting under SFAS No. 133 or if the Company elects not to designate a derivative as a hedge under SFAS No. 133, then the derivative fair value changes are recognized directly in earnings. As of September 30, 2001, the Company recorded a net unrealized loss of $1.1 million to AOCI in the balance sheet.

The Company's France subsidiary uses derivative financial instruments to hedge certain non-functional currency-denominated assets and liabilities that are primarily short-term trade accounts payable and receivable balances. Derivative financial instruments are also used to hedge unrecognized but firmly committed foreign-currency-denominated revenues and expenses. In all cases, the maturities of hedging instruments does not usually exceed three to four months. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counterparties, consisting primarily of major financial institutions, and does not anticipate nonperformance by any counterparty. All of the derivatives used by the France subsidiary are highly effective as defined by SFAS No. 133 because all of the critical terms of the derivatives match those of the hedged items. As of September 30, 2001, the Company recorded an unrealized gain of $0.3 million to AOCI in the balance sheet.

On June 29, 2001, the Company entered into an interest rate swap agreement with JP Morgan Chase in order to eliminate interest rate risk on the term loan portion of the Credit Agreement. The contract, which has a termination date of June 29, 2005, stipulates that the notional swap amount will decrease as principal payments are made to the term loan as prescribed by the Credit Agreement. As of September 30, 2001, the Company recorded a net unrealized loss of $1.4 million to AOCI in the balance sheet. As of September 30, 2001, the Company recorded an unrealized gain of $0.3 million to AOCI in the balance sheet.

The Company adopted SFAS No. 133 and the corresponding amendments under SFAS No. 138 on January 1, 2001, as required. Adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative unrealized gain recorded to Accumulated Other Comprehensive Income ("AOCI") of $3.2 million.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

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

10. ACCRUED LIABILITIES - FACILITIES CLOSURES AND SEVERANCE

In the second and third quarters of fiscal 2001, the Company announced plans relating to restructuring and consolidating certain of its operations, including facility closures, leases for equipment taken out of operation, and reductions in workforce. The following table summarizes the costs incurred, paid, and balance accrued during the nine month period ended and as of September 30, 2001:

                                     Charges                     Balance
                                    Incurred   Payments   September 30, 2001
                                    --------   --------   ------------------
Facility lease costs..............  $  6,309   $ (2,345)      $     3,964
Equipment lease costs.............     2,914     (1,575)            1,339
Employee severance arrangements...     5,629     (5,180)              449
                                    --------   --------       -----------
                                    $ 14,852   $ (9,100)      $     5,752
                                    ========   ========       ===========



11. SUBSEQUENT EVENT

On November 9, 2001, the Company entered into a limited waiver to the Credit Agreement pursuant to which the syndicate of financial institutions led by The Chase Manhattan Bank, as administrative agent, agreed to waive until November 23, 2001 noncompliance by the Company of certain borrowing base restrictions up to a $5 million overadvance facility. The limited waiver also waives until November 30, 2001 certain events of default relating to repayment obligations by us of our lease obligations. The $5 million overadvance facility is available to the Company until November 23, 2001, subject to certain conditions. The limited waiver further reduces the maximum revolving loan availability to $69 million.

In October 2001, the Company implemented a reductions in workforce of approximately one thousand additional employees. The Company will record a charge of approximately $5.2 million in connection with this action in the fourth quarter of 2001.

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

The term "quarter" refers to the three-month period ending September 30 of the respective year.

OVERVIEW

We are a global provider of value-added electronics manufacturing services to original equipment manufacturers ("OEMs") in the networking and telecommunications, high-end computer and industrial and medical equipment markets. We provide OEMs with total system assembly and integration, electro-mechanical subassembly, complex printed circuit board assembly, primarily utilizing advanced surface mount technology, and mechanical and molded cable and harness assembly. We target and have developed a particular expertise in serving both established and emerging OEMs who require moderate volume production runs of complex, leading-edge commercial market applications. These applications are generally characterized by multiple configurations and high printed circuit board densities. As a result, they generally require technologically-advanced and flexible manufacturing processes as well as a high degree of other value-added services. As an integral part of our offerings to customers, we provide the following value-added services: new product introduction services, advanced manufacturing and test engineering, flexible materials management, comprehensive test services, product diagnostics and repair, packaging, order fulfillment and distribution services.

Many of our customers are experiencing economic downturns currently, including those in the networking and telecommunications market. Since customers in the networking and telecommunications segment of the electronics industry represent a large portion of our net sales, developments adverse to this segment of the industry have and are likely to continue to materially and negatively impact us. The recessionary period or other events leading to excess capacity affecting one or more segments of the electronics industry we serve would likely result in intensified price competition, reduced margins and a decrease in our net sales.

In response to the weakening global economy, we announced and implemented plans relating to restructuring and consolidating our operations, including facility closures and reallocation of production, significant reductions in workforce, reductions in excess inventory and discontinuation of certain customer relationships. In the third quarter of 2001, we took charges of approximately $35.4 million. The charges taken include approximately $9.9 million related to excess and obsolete inventory which were written down to net realizable value, approximate $6.3 million related to facility closures and approximately $5.8 million related to lease payments associated with excess production lines, each of which were included in cost of goods sold in our condensed consolidated statement of operations for the three months ended September 30, 2001. The charges taken also include approximately $10.5 million related to bad debt and other settlement losses incurred on discontinued customer relationships and other disputes and approximately $2.9 million related to employee severance arrangements, each of which were included in selling, general and administrative expenses in our condensed consolidated statement of operations for the three months ended September 30, 2001.

During the third quarter 2001, we reduced our workforce by 853 employees. This reduction, in addition to actions taken in the first two quarters of 2001, have resulted in a reduction in our workforce from approximately 8,800 employees at January 1, 2001 to approximately 6,000 at September 30, 2001. In October 2001, an additional 1,000 employees were terminated. We expect to take additional charges related to our restructuring program in the fourth quarter of 2001.

We currently manufacture at twelve facilities having an aggregate of approximately 1.6 million square feet. Of our leased manufacturing facilities, four of the facilities are located in Massachusetts and one facility is located in each of San Jose, California; Lawrenceville, Georgia; Corinth, Mississippi; Leicester, England and Dublin, Ireland. We also own a 4.4-acre tract of land and a 110,000 square foot manufacturing facility on that property in Hermosillo, Mexico, a 240,000 square foot manufacturing facility in Thailand and an approximately 230,000 square foot manufacturing facility in Angers, France. All of our manufacturing facilities have been certified to the ISO 9002 international quality standard, except our Corinth, Mississippi facility which has been certified to the ISO 9001 international quality standard and the TL 9000 international quality standard in the telecommunications industry. We have also signed a lease for a 100,000 square foot new products introduction, prototype and manufacturing facility in Dallas, Texas, however, we currently do not plan to open this facility in fiscal 2001. As part of our restructuring program, a portion of our facilities in Calilfornia and Mexico have been closed. In addition, we have consolidated the printed circuit board operations in Ireland into the England facility, leaving the Ireland facility as a dedicated cable operation. During the fourth quarter, we will continue to evaluate our manufacturing facilities to further align our production capacity to market conditions. We recorded a $6.3 million charge in the third quarter for facility closures, which included lease payments for the third quarter as well as approximately $4.0 million in future lease payments. Our facilities contained 111 surface mount technology lines ("SMT lines") at September 30, 2001. Since our production during the third quarter of 2001 required the use of only select production lines, we incurred costs of approximately $5.8 million for the quarter related to excess capacity on the lines and we are commencing negotiations with the equipment lessors in an effort to reduce current cash flow and restructure lease terms.

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

o     changes in the customer's manufacturing strategy; and

o variation in demand for customer products due to, among other things, introduction of new products, product life cycles, competitive conditions or industry or general economic conditions.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Net sales decreased $142.6 million or 38.7% to $225.9 million for the third quarter of 2001 compared to $368.5 million for the third quarter of 2000. The decrease was attributable principally to decreased revenues in the North American business, which have been significantly impacted by weakness in the telecommunications industry and the global economy generally.

Gross profit including special charges and excess capacity costs decreased $41.2 million to $(7.9) million for the three months ended September 30, 2001 compared to $33.3 million in the prior year quarter. The third quarter 2001 gross profit was negatively impacted by inventory provisions of $9.9 million consisting of excess and obsolete inventories related to discontinuation of certain customer relationships and our ongoing inventory reduction program, facility closure and consolidation charges of $6.3 million and excess operating lease costs of $5.8 million related to production lines not in operation during the quarter. Gross profit as a percentage of net sales ("gross margin") before special charges decreased to $14.1 million compared to $33.3 million in the prior year quarter as a result of the shipment of a greater percentage of parts to customers in order to reduce inventory levels and a decrease in our overall capacity utilization rate. Parts sales to customers totaled approximately $38 million for the quarter ended September 30, 2001. We will incur additional inventory and other excess capacity charges in the fourth quarter of 2001.

Selling, general and administrative expenses "SG&A" including special charges and credit provisions increased $11.1 million or 90.2% to $23.3 million, or 10.3% of net sales, for the three months ended September 30, 2001 compared to $12.3 million, or 3.3% of net sales, in the prior year quarter. The third quarter 2001 selling, general and administrative expenses were negatively impacted by charges of $10.5 million related to trade receivable write-offs as a result of termination of certain customer relationships and other disputes and $2.9 million of severance charges related to the reduction in workforce of 853 employees during the quarter. SG&A expenses as a percentage of net sales increased due to the factors discussed above and the lower net sales in the third quarter 2001. We will incur additional charges related to discontinued customers and employee severance in the fourth quarter of 2001.

Amortization of goodwill increased $2.3 million to $3.7 million for the third quarter of 2001 compared to $1.4 million for the third quarter of 2000. The increase is due to a full quarter of goodwill amortization during the third quarter of 2001 compared to a partial quarter of goodwill amortization in the prior year resulting from the purchases of ACT Manufacturing France and ACT Manufacturing Thailand.

Interest and other expense, net increased $1.1 million to $6.8 million for the third quarter of 2001 compared to $5.7 million for the third quarter of 2000. This increase is due in part, to approximately $0.9 million of interest income earned in the prior year attributable to the reinvestment of the proceeds received in connection with the issuance of convertible notes in fiscal 2000 as well as declining interest rates offset by increased borrowing levels.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

The provision for income taxes was recorded using a 42.0% effective tax rate for the third quarter of 2001. In Thailand, the Company currently operates under a "tax holiday" that will expire in 2002 unless it is renewed. Upon the expiration of the "tax holiday" the Company is subject to taxation at a rate of 30% per annum in Thailand. The rate at which income taxes will be provided in future periods will depend on taxable income by tax jurisdiction.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

Our net sales increased $165.5 million or 19.5% to $1,016.1 million for the nine months ended September 30, 2001 compared with $850.6 million for the comparable period of 2000. The increase was attributable principally to the inclusion of ACT Manufacturing France net sales of $239.0 million and the inclusion of ACT Manufacturing Thailand net sales of $169.3 million, each of which was acquired in August 2000, offset by a decline in net sales in North America.

Gross profit including special charges and excess capacity costs decreased $35.4 million to $40.6 million for the nine months ended September 30, 2001 compared to $76.0 million in the prior year period. Gross profit in 2001 was negatively impacted by the charges noted above in addition to special charges of $6.8 million recorded in the second quarter of 2001 related to inventory reserves and costs associated with our inventory reduction plan. Excluding charges and excess capacity costs, gross profit totaled $69.3 million, or 6.8% of net sales, as compared to 8.9% for the prior year. The decrease in gross margin is due to under absorption of fixed costs due to lower net sales, in addition to sales of parts to customers at low margins as part of the Company's inventory reduction program. Total parts sales for the nine months ended September 30, 2001 were approximately $117.5 million.

SG&A expenses including special charges and credit provisions increased $26.6 million or 90.2% to $56.1 million, or 5.5% of net sales, for the nine months ended September 30, 2001 compared to $29.5 million, or 3.5% of net sales, in the prior year period. SG&A expenses increased in the 2001 period as a result of the charges noted above in addition to $6.5 million of special charges recorded in the second quarter related to employee severance, professional fees incurred in connection with postponed financings, and leases for equipment taken out of operation. Excluding charges and credit provisions, SG&A totaled $36.7 million for the nine months ended September 30, 2001, or 3.6% of net sales, compared to the 3.5% of net sales for the prior year period.

Amortization of goodwill increased $9.2 million to $11.1 million for the nine months ended September 30, 2001 compared to $1.9 million for the comparable period in 2000. The increase is due to a full year of goodwill amortization during 2001 compared a partial year of goodwill amortization in the prior year resulting from the purchases of ACT Manufacturing France and ACT Manufacturing Thailand.

Interest and other expense, net increased $12.3 million to $21.4 million for the nine months ended September 30, 2001 compared to $9.1 million for the comparable period in 2000. This increase is primarily attributable to higher debt levels in 2001, due to the acquisition activity that occurred during the second half of 2000.

The Company recorded an income tax benefit of $20.6 million for the nine months ended September 30, 2001 and income tax expense of $14.1 million for the comparable period in 2000. The effective tax rate was 42.9% for the nine months ended September 30, 2001 compared to 39.9% for the comparable period in 2000. The difference in rates is primarily attributable to the inclusion in 2001 of the income of ACT Manufacturing Thailand, which is not subject to Thai income tax. In Thailand, we currently operate under a "tax holiday" that will expire in 2002 unless it is renewed. Upon the expiration of the "tax holiday" we will become subject to taxation at a rate of 30% per annum in Thailand. Since we had positive pre-tax income in Thailand and negative pre-tax income in the North America operations, a significant tax benefit was generated in the 2001 period. The rate at which income taxes will be provided in future periods will depend on taxable income by tax jurisdiction.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We had working capital of $258.5 million at September 30, 2001 compared with $350.9 million at December 31, 2000. Operating activities generated $56.0 million of cash in the nine months ended September 30, 2001 compared with cash used for operations of $70.9 million in the comparable period of 2000. The primary sources of cash in the nine months ended September 30, 2001 included a decrease in accounts receivable of $170.3 million and a decrease in inventory of $186.6 million, offset by decreases in accounts payable of $198.7 million and repayment of an advance from a customer of $50.0 million. The decrease in accounts receivable was primarily due to lower revenue levels generated during 2001, while the decrease in inventory was primarily the result of improvements in supply chain management in addition to the sales of parts to customers. The decrease in accounts payable was due to reduced purchasing activity. As a result of the recent downturn in the electronic industry, we have been increasingly

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

involved in the pursuit of claims and litigation against third parties for the collection of accounts receivables. As discussed above, we incurred a $10.5 million charge for the quarter ended September 30, 2001 related to bad debt and other settlement losses incurred on discontinued customer relationships and other disputes. In light of the economic environment and the potential uncertainties associated with litigation, we have settled a significant portion of these cases. Any inability or unwillingness of a customer to pay for products and services on a timely basis or at all could materially adversely impact our cash flow, operating results and our financial condition in a particular period.

In the second fiscal quarter of 2000, a major customer advanced us $50.0 million to strengthen our materials procurement capabilities and enhance the services we provide to this customer. This advance was unsecured and non-interest bearing. The advance was repaid in April 2001.

Effective June 30, 2001, the Company entered into an amendment to the Credit Agreement with a syndicate of financial institutions led by The Chase Manhattan Bank, as administrative agent, to revise certain financial covenants in addition to other changes including adjustments in the daily operational processing of loan activity.

On June 29, 2000, we revised our senior credit arrangements with a syndicate of financial institutions led by The Chase Manhattan Bank, as administrative agent, to increase our previous credit facilities (the "Credit Agreement"). Our Credit Agreement with these lenders is secured by substantially all of our assets, and certain of our subsidiaries' assets. The Credit Agreement provided that the lenders will make available to us up to $150.0 million of revolving loans (up to $20.0 million of which we may use in a variety of currencies, and the balance of which we may use in U.S. dollars) and up to $100.0 million of term loans. We borrowed $75.0 million of the term loan on August 31, 2000 to fund a portion of the purchase price of ACT Manufacturing France. We borrowed the remaining $25.0 million of the term loan on December 27, 2000 to refinance a portion of the debt of ACT Manufacturing Thailand.

At September 30, 2001, $92.8 million of the Credit Agreement was utilized for revolving loans and $1.9 million was utilized for letters of credit under the Credit Agreement. At September 30, 2001, $75.0 million of the outstanding revolving loans carried an interest rate of 6.13% and $17.8 million carried an interest rate of 7.50%. At September 30, 2001, $87.0 million was outstanding on the term loans at an interest rate of 8.44%.

In October 2001, we further reduced our loan balance under the Credit Agreement by approximately $27.2 million from the September 30, 2001 amount outstanding.

During the third quarter of 2001, we met our working capital needs primarily through cash generated from operations as well as domestic and foreign bank borrowings. During the third quarter of 2001, we went into an over advance position on our domestic credit facility under the Credit Agreement. We were within the applicable borrowing base as of September 30, 2001. We were also in an over advance position in October 2001, however, we subsequently reduced our domestic loan balances within the applicable borrowing base. As a result of limitations on available borrowings, we must manage our inventory, shipments, receivables, payments and other cash flow items to remain within the applicable borrowing base or obtain alternative bank or other financing arrangements. We have been in ongoing discussions with our domestic bank syndicate to obtain required consents and amendments as well as to address required liquidity as we continue to transition our business in light of evolving industry and economic conditions.

On November 9, 2001, the Company entered into a limited waiver to the Credit Agreement pursuant to which the syndicate of financial institutions led by The Chase Manhattan Bank, as administrative agent, agreed to waive until November 23, 2001 noncompliance by the Company of certain borrowing base restrictions up to a $5 million overadvance facility. The limited waiver also waives until November 30, 2001 certain events of default relating to repayment obligations by us of our lease obligations. The $5 million overadvance facility is available to the Company until November 23, 2001, subject to certain conditions. The limited waiver further reduces the maximum revolving loan availability to $69 million.

In April and May 2000, we received net proceeds of approximately $95.4 million from the sale of 7% convertible subordinated notes due April 15, 2007 in a private placement. A shelf registration statement was subsequently filed in connection with these convertible subordinated notes. Interest payments are due on these convertible subordinated notes on April 15 and October 15 of each year. The majority of the proceeds of this convertible debt offering were used to fund the acquisition of ACT Manufacturing Thailand. Prior to the acquisition, the net proceeds of this offering were invested in short-term, interest-bearing, investment grade securities. We recorded approximately $1.8 million in interest expense incurred on the notes in the third quarter of 2001.

On August 2, 2000, we purchased 99.02% of the issued shares and outstanding options of GSS Thailand for approximately $86.7 million. On August 31, 2000, we purchased all of the issued shares of Bull Electronics Angers S.A. for a purchase price of approximately $99.8 million, of which $8.7 million was paid in the first quarter of 2001. In July 2001, we acquired the Leicester, England manufacturing facility of Fisher-Rosemount Systems, the process management division of Emerson Electric, Inc. for approximately $7.5 million, of which $6.0 million has been paid as of September 30, 2001.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

On March 29, 2001, ACT Manufacturing Thailand entered into a new Credit Agreement ("Thai Credit Agreement") with Thai Farmers Bank Public Company Limited and Bank of Ayudhya Public Company Limited. The Thai Credit Agreement provides that the lenders will make available to ACT Manufacturing Thailand up to approximately $57.4 million in revolving loans, term loans and machinery loans for a term of five years. At August 26, 2001, $30.3 million was outstanding at interest rates ranging from 6.25% to 7.25%. The Thai Credit Agreement is secured by land, buildings and machinery, and the guarantee of ACT Manufacturing, Inc. In addition, the Thai Credit Agreement provides for approximately $1.4 million (60.0 million Thai baht) in working capital availability. At August 26, 2001, $1.1 million was outstanding at an interest rate of 8.00%.

On November 2, 2000, ACT Manufacturing France entered into a new Credit Agreement "French Credit Agreement" with a syndicate of financial institutions led by Societe Generale. The French Credit Agreement provides that the lenders will make available to ACT Manufacturing France up to approximately $16.0 million of revolving loans. The French Credit Agreement is unsecured and interest is payable monthly at an interest rate based on the rates in the Eurocurrency market. As of September 30, 2001, the outstanding balance was approximately $7.6 million and was at an interest rate of 4.90%. The French Credit Agreement provides ACT Manufacturing France with a credit line in the amount of approximately $9.7 million for sales of accounts receivable, none of which was outstanding at September 30, 2001. In addition, ACT Manufacturing France has a capital lease line of approximately $7.3 million, of which approximately $2.8 million was utilized at September 30, 2001.

On June 29, 2001, the Company entered into an interest rate swap agreement with JP Morgan Chase in order to eliminate interest rate risk on the term loan portion of the Credit Agreement. The contract, which has a termination date of June 29, 2005, stipulates that the notional swap amount will decrease as principal payments are made to the term loan as prescribed by the Credit Agreement. The Company will pay the bank counterparty a fixed interest rate of 4.94% for the duration of the contract; in return, the Company will receive the three month LIBOR rate. This rate will reset on a quarterly basis to the published three month LIBOR rate. The three month LIBOR rate on September 30, 2001 was 2.59%. As of September 30, 2001, the Company recorded a net unrealized loss of $1.4 million to AOCI in the balance sheet representing the fair value of the interest rate swap agreement.

Capital expenditures of approximately $6.6 million in the first nine months of 2001 were primarily for the acquisition of equipment and leasehold improvements related to operations.

We lease manufacturing facilities and certain equipment and computer software used in our manufacturing operations under capital and operating lease agreements that expire through 2011. As of September 30, 2001, we had equipment lease lines of approximately $5.5 million available under capital and operating leases for purchases of manufacturing equipment, computer hardware and software and furniture.

ACT Manufacturing France uses derivative financial instruments to hedge certain non-functional currency-denominated assets and liabilities that are primarily short-term trade accounts payable and receivable balances. Derivative financial instruments are also used to hedge unrecognized but firmly committed foreign-currency-denominated revenues and expenses. In all cases, the maturities of hedging instruments do not usually exceed three to four months. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the consolidated financial statements. We monitor our positions and the credit quality of counterparties, consisting primarily of major financial institutions, and do not anticipate nonperformance by any counterparty. At September 30, 2001, the fair value of these contracts was approximately $0.3 million. In accordance with SFAS No. 133, this amount has been recorded to Accumulated Other Comprehensive Income in the balance sheet.

We sold 575,000 shares of common stock of eOn Communications (formerly Cortelco Systems), a related party, for net proceeds of approximately $6.4 million in the first quarter of 2000. We recognized a gain on the sale of the eOn investment of approximately $0.9 million in the first quarter of fiscal 2000.

Our need for, cost of and access to funds are dependent in the long-term on our future operating results as well as conditions external to us, including general economic conditions. As a result of limitations on available borrowing under our credit facilities, we must manage our inventory, shipments, receivables, payments and other cash flow items to remain with our applicable borrowing bases under such credit facilities, or obtain alternative bank or other financing alternatives. We are likely to require additional capital to finance our working capital requirements as well as any further acquisitions or other enhancements to, or expansions of, our manufacturing capacity. We are actively pursuing discussions with our domestic bank syndicate as well as considering other initiatives to improve our financial position and liquidity needs. These other initiatives range from restructuring operating leases and vendor payment obligations, to pursuing additional foreign credit facilities, to exploring strategic options such as a alternative financings and divestiture of certain assets.

RECENT FINANCIAL ACCOUNTING STANDARDS

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

In August 2001, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144"). SFAS 144 addresses the accounting and reporting for the impairment of long-lived assets and for the disposal of long-lived assets. The Company will be required to adopt SFAS 144 no later than the fiscal year beginning on January 1, 2002. The Company has not completed its analysis of the effect of adopting SFAS 144.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being reclassified into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires, among other things, the discontinuance of the amortization of goodwill and certain other intangibles. Under SFAS No. 142, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company expects that the adoption of these accounting standards will result in certain intangible assets being reclassified into goodwill and will have the impact of reducing amortization of goodwill and certain intangibles commencing January 1, 2002; however, impairment reviews may result in write-downs of goodwill or other intangibles upon adoption or at other times in the future. The Company has not completed its analysis of the effect of adopting SFAS No. 141 and SFAS No. 142.

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

                         RISKS RELATED TO OUR OPERATIONS

OUR BUSINESS IS IMPACTED BY THE SLOWDOWN IN ECONOMY WORLDWIDE

Our business is dependent on current and anticipated market demand for electronics, which has been negatively impacted by the slowdown in the global economy that began in the second half of 2000 and the terrorist attacks of September 11, 2001. The uncertainty regarding the growth rate of the worldwide economies has caused companies to reduce capital investment. These cutbacks have been particularly severe in the electronics industry which we serve. We cannot predict if or when the growth rate of the global economy will rebound or whether the growth rate of our business will rebound when the global economy begins to grow. The effects of the economic decline has and is likely to continue to result in lower revenue growth rates and may result in decreased revenues, reduced profitability or losses. If the global economic conditions worsen, we may experience a material adverse impact on our business, operating results and financial condition.

OUR BUSINESS WILL SUFFER IF THE NETWORKING AND TELECOMMUNICATIONS SEGMENTS OF THE ELECTRONICS INDUSTRY FAIL TO GROW AND EVOLVE.

Our customer base has historically been concentrated in a limited number of segments within the electronics industry. Net sales to customers within the networking and telecommunications segments accounted for approximately 59% of our net sales in the nine months ended September 30, 2001, 69% in fiscal 2000, and 66% in fiscal 1999. Many of our customers are experiencing economic downturns currently, including those in the networking and telecommunications market. The weakness of global economic conditions, especially developments adverse to these industry segments have had and are likely to continue to result in lower revenue growth rates, decreased revenues, reduced profitability or losses. These industry segments, and the electronics industry as a whole, experience:

o     intense competition;

o rapid technological changes resulting in short product life cycles and consequent product obsolescence;

o     significant fluctuations in product demand;

o     economic cycles, including recessionary periods; and

o     consolidation.

A recessionary period or other event leading to excess capacity especially ones affecting one or more segments of the electronics industry we serve would likely result in intensified price competition, reduced margins and a decrease in our net sales. In this weakened global economy, we may not be able to effectively promote future growth in our revenues or achieve profitability.

WE HAVE TAKEN AND EXPECT TO CONTINUE TO TAKE MEASURES TO ADDRESS THE RECENT DOWNTURN IN THE GLOBAL ECONOMY AND THE RECENT SLOWDOWN IN THE EMS MARKET WHICH MEASURES COULD BE UNSUCCESSFUL AND HAVE LONG-TERM NEGATIVE EFFECTS ON OUR BUSINESS.

We have taken and expect to continue to take restructuring measures to address the recent downturn in the global economy and the slowdown in the EMS market. In particular, we have reduced our workforce, closed certain of our operating facilities, reallocated our production capacity by reducing production lines, reduced our excess inventory and discontinued certain customer relationships. These measures are intended to reduce our expenses in the face of decreased revenues due to decreased customer orders. Our implementation of these measures and any additional measures taken in the future may be unsuccessful in addressing the downturn in the global economy and the slowdown in the EMS market. Current and additional restructuring actions may result in further cash and non-cash charges, which would have a material adverse effect on our results of operations and financial condition. In addition, each of these measures and any additional measures taken in the future may have long-term negative effects on our business and may make it more difficult to achieve our current or future business objectives.

WE MUST OBTAIN NECESSARY FINANCING, WORKING CAPITAL AND LIQUIDITY, IN PARTICULAR FOR OUR NORTH AMERICAN OPERATIONS, AND OUR FAILURE TO DO SO SUCCESSFULLY WOULD IMPAIR OUR ABILITY TO OPERATE.

In the third and fourth quarters of 2001, we exceeded the borrowing base available under our domestic Credit Agreement. On November 9, 2001, we obtained a limited waiver from our domestic bank group which provided a $5 million overadvance facility until November 23, 2001, subject to certain conditions, and capped the revolving credit amount availability at $69 million. The revolving credit facility under the Credit Agreement is a critical source of working capital and liquidity for our North American operations. We have been actively pursuing discussions with our domestic bank syndicate, as well as considering other initiatives to improve our financial position and meet our liquidity needs. These other initiatives range from restructuring operating leases and vendor payment obligations, to pursuing additional foreign credit facilities and to exploring strategic options such as alternative financings and divestiture of certain assets. There can be no assurance that we will obtain any of the consents, amendments or liquidity facilities we require to meet our needs.

THE LOSS OF MAJOR CUSTOMERS WOULD ADVERSELY AFFECT US.

We depend on a small number of customers for a significant portion of our business. Our five largest customers accounted for approximately 50% and 57% of our net sales for the nine months ended September 30, 2001 and for fiscal 2000, respectively.

For the nine months ended September 30, 2001, EMC and Efficient Networks accounted for 21% and 12% of our net sales, respectively. For fiscal 2000, Efficient Networks, EMC and Nortel Networks accounted for approximately 17%, 14% and 12%, respectively, of our net sales. For fiscal 1999, Nortel Networks and S-3 Incorporated (formerly Diamond Multimedia) accounted for approximately 15% and 13%, respectively, of our net sales. The timing and level of orders from our customers varies substantially from period to period. The historic level of net sales we have received from a specific customer in one particular period is not necessarily indicative of net sales we may receive from that customer in any future period.

Our results may depend on our ability to diversify our customer base and reduce our reliance on particular customers. Our major customers may not continue to purchase products and services from us at current levels or at all. In particular, we also terminated our business with several significant customers in the nine months ended September 30, 2001. For various reasons, including consolidation in our customers' industries, we have in the past and will continue in the future to terminate or lose relationships with customers. We may not be able to expand our customer base to make up any sales shortfalls from our major customers so as to increase overall net sales and therefore our net sales may decline. Because certain customers represent such a large part of our business, any of the following could negatively impact our business:

o     the loss of one or more major customer;

o     a significant reduction or delay in purchases from any major customer;

o discontinuance by any major customer of the sale of products we manufacture;

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

o a reduction in demand for the products of major customers that we manufacture; or

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

o changes in the customers' manufacturing strategy, such as a decision by a customer to either diversify or consolidate the number of EMS providers used or to manufacture their products internally;

o     variation in demand for customer products; and

o     cyclical downturns in customers' industries.

We generally do not obtain long-term purchase orders or commitments from our customers. Instead, we work closely with our customers to anticipate delivery dates and future volume of orders based on customer forecasts. We rely on our estimates of anticipated future volumes when making commitments regarding:

o     the levels of business that we will seek and accept;

o     the timing of production schedules;

o     the purchase of materials;

o     the purchase or leasing of facilities and equipment; and

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

INCREASED COMPETITION MAY RESULT IN DECREASED DEMAND OR PRICES FOR OUR SERVICES.

The EMS industry is highly competitive. We compete against numerous EMS providers with global operations, as well as those who operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Consolidation in the EMS industry results in a continually changing competitive landscape. The consolidation trend in the industry also results in larger and more geographically diverse competitors who have significant combined resources with which to compete against us. Some of our competitors have substantially greater managerial, manufacturing, engineering, technical, financial, systems, sales and marketing resources than we do. These competitors may:

o     adapt more easily to economic downturns;

o     respond more quickly to new or emerging technologies;

o have greater name recognition, critical mass and geographic and market presence;

o     be better able to take advantage of acquisition opportunities;

o     adapt more quickly to changes in customer requirements; and

o devote greater resources to the development, promotion and sale of their services.

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

DUE TO THE SLOWDOWN IN ECONOMIC GROWTH, OUR CUSTOMERS MAY EXPERIENCE FINANCING DIFFICULTIES AND MAY REPRESENT A CREDIT RISK.

With the slowdown in global economic growth in the past several quarters, especially in the United States, and the uncertainty relating to the prospects for near-term global economic growth, some of our customers may experience financial difficulties and may represent a credit risk to us. In the quarter ended September 30, 2001, we took a $10.5 million charge relating to losses due to trade receivable write-offs as a result of termination of certain customer relationships and other disputes. If our customers, especially those limited operating histories and limited access to capital, experience financial difficulties or fail to experience commercial success, we may have difficulty collecting our accounts receivable.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

WE MAY NOT BE ABLE TO OBTAIN RAW MATERIALS OR COMPONENTS FOR OUR ASSEMBLIES ON A TIMELY BASIS OR AT ALL.

We rely on a single or limited number of third-party suppliers for many proprietary and other components used in the assembly process. We do not have any long-term supply agreements. Any inability to obtain, or delay in obtaining, raw materials or components is likely to result in shipping delays and increased prices that could adversely affect our ability to manufacture products for our customers on a timely basis or at acceptable cost. Moreover, the consolidation trend in our suppliers' industry results in changes in supply relationships and in the price, availability and quality of components and raw materials. Due to our utilization of just-in-time inventory techniques, the timely availability of many components is dependent on our ability to both develop accurate forecasts of customer requirements and manage the materials supply chain. If we fail to do either, our operating results may suffer.

OPERATING IN FOREIGN COUNTRIES EXPOSES US TO INCREASED RISKS.

We have operations in France, Ireland, Mexico, Thailand, and England and procurement offices in Taiwan and Singapore. We have limited experience in managing geographically dispersed operations and in operating in Europe, Mexico or Asia. We also purchase a significant number of components manufactured in foreign countries. Because of the scope of our international operations, we are subject to the following risks, which could materially impact our results of operations:

o     economic or political instability;

o     transportation delays and interruptions;

o     foreign exchange rate fluctuations;

o     increased employee turnover and labor unrest;

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

o     the imposition of or increase in tariffs and duties; or

o     limitations on imports or exports.

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

OUR BUSINESS COULD SUFFER IF WE LOSE THE SERVICES OF, OR FAIL TO ATTRACT, KEY PERSONNEL.

Our future success largely depends upon the skills and efforts of John A. Pino, Chairman of the Board, President and Chief Executive Officer, our other key executives and our managerial, manufacturing, sales and technical employees. With the exception of Narendra "Pat" Pathipati, Executive Vice President and Chief Financial Officer, Ken Owens, Chief Operating Officer of North America, Robert E. Zinn, Executive Vice President of European and Asian Pacific Operations, and James Menges, Senior Vice President of Operations for Asia, we have not entered into employment contracts or noncompetition agreements with any of our senior management or other key employees. We do not maintain or plan to acquire any key-man life insurance on any of our key personnel. The loss of services of any of our executives or other key personnel could negatively affect our business. Our growth in the future will also require us to attract, motivate, train and retain additional skilled and experienced managerial, manufacturing, financial, sales and technical personnel. We face intense competition for such personnel. We may not be able to attract, motivate and retain personnel with the skills and experience needed to successfully manage our business and operations.

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

o     require us to incur other significant costs and expenses.

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

WE ANTICIPATE THAT OUR NET SALES AND OPERATING RESULTS WILL FLUCTUATE WHICH COULD AFFECT OUR OPERATING RESULTS IN A GIVEN QUARTER.

Our net sales and operating results have fluctuated and are likely to continue to fluctuate significantly from quarter to quarter. A substantial portion of our net sales in a given quarter may depend on obtaining and fulfilling orders for assemblies to be manufactured and shipped in the same quarter in which those orders are received. Further, a significant portion of our net sales in a given quarter may depend on assemblies configured, completed, packaged and shipped in the final weeks of such quarter. In addition to the variability resulting from the short-term nature of our customers' commitments, the following factors may contribute to such fluctuations:

o fluctuations in aggregate demand for our services or the products we manufacture;

o     general economic conditions;

o     shipment delays;

o interruptions in manufacturing caused by earthquakes or other natural disasters;

o     effectiveness in controlling manufacturing costs;

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

o     changes in cost and availability of labor and components;

o inefficiencies in managing inventory and accounts receivable, including inventory obsolescence and write-offs; and

o     the levels at which we utilize our manufacturing capacity.

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

From time to time, we are also subject to claims or litigation incidental to our business. In particular, as a result of the recent downturn in the electronics industry in general, we have been increasingly involved in pursuit of claims and litigation against third parties for the collection of accounts receivables, and defending claims and litigation against third party vendors with respect to payment claims. While we believe that these claims, in the aggregate, will not have a material adverse effect on our ongoing business, no assurance can be given that the ultimate resolution of any claims and related expenses, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position or results of operations for any particular period.

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

RISKS RELATED TO OUR ACQUISITIONS

THE SIGNIFICANT AMOUNT OF OUR INDEBTEDNESS AFTER THE ACQUISITIONS OF ACT MANUFACTURING THAILAND AND ACT MANUFACTURING FRANCE COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH.

Our total senior debt as of September 30, 2001 was approximately $222.7 million. As of September 30, 2001, we also had $100.0 million of convertible subordinated notes outstanding. Our leverage could have important adverse consequences. For example, it could:

o make it more difficult for us to satisfy our obligations with respect to the convertible subordinated notes or our other indebtedness;

o increase our vulnerability to general adverse economic and industry conditions;

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

o limit our ability to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

o limit our flexibility in planning for, or reacting to, changes in our business and industry; and

o     limit our ability to borrow additional funds.

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

In light of the consolidation trend in our industry, we may make selective acquisitions of additional facilities, assets, businesses or companies. We may compete for acquisition opportunities with entities having significantly greater resources than us. As a result, we may not succeed in acquiring some or all companies, facilities, assets or businesses that we seek to acquire. Failure to consummate additional acquisitions may prevent us from accumulating sufficient critical mass required by customers in this consolidating industry. This failure could significantly impact our ability to effectively compete in our targeted markets and could negatively affect our results of operations.

Moreover, acquisitions that we do complete may result in:

o the potentially dilutive issuance of common stock or other equity instruments;

o     the incurrence of debt;

o     the incurrence of significant costs and expenses; or

o     the potentially dilutive impact on our earnings per share.

Acquisition transactions also involve numerous business risks, including:

o difficulties in assimilating the acquired operations, technologies, personnel and products;

o difficulties in managing geographically dispersed and international operations;

o difficulties in assimilating diverse financial reporting and management information systems;

o the diversion of management's attention from other business concerns; the potential disruption of our business; and

o     the potential loss of key employees, customers or suppliers.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

WE MAY FAIL TO SECURE NECESSARY ADDITIONAL FINANCING.

Our future success depends in part on our ability to obtain additional financing and capital to support our operations and growth. We may seek to raise capital by:

o     issuing additional common stock or other equity instruments;

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

THE PRICE OF OUR COMMON STOCK HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

The trading price of our common stock has been and may continue to be volatile. From January 1, 2000 through November 7, 2001, our stock price has fluctuated between a low of $1.42 per share and a high of $72.25 per share. On November 7, 2001, the closing price for our common stock was $1.42. The price of our common stock may fluctuate significantly in response to a number of events and factors relating to our company, our competitors and the market for our services, many of which are beyond our control, such as:

o     quarterly variations in our operating results;

o announcements of new technological innovations, equipment or service offerings by us or our competitors;

o announcements of new products, or sales forecasts or results by our customers;

o     changes in financial estimates and recommendations by securities analysts;
      and

o     news relating to trends in our markets.

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

IT MAY BE DIFFICULT FOR A THIRD PARTY TO ACQUIRE OUR COMPANY, AND THIS COULD DEPRESS THE TRADING PRICE OF OUR COMMON STOCK.

Massachusetts corporate law, our articles of organization and by-laws and the indenture related to our convertible subordinated notes contain provisions that could have the effect of delaying, deferring or preventing a change in control of our company or our management. These provisions could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions:

o authorize the issuance of "blank check" preferred stock, which is preferred stock that can be created and issued by our board of directors without prior stockholder approval, with rights senior to those of common stock;

o provide for a staggered board of directors, so that it would take three successive annual meetings to replace all directors;

o     require unanimity for stockholder action by written consent;

o establish advance notice requirements for submitting nominations for election to the board of directors and for proposing matters that can be acted upon by stockholders at a meeting; and

o     provide for change of control payments.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2001, we had $92.8 million of a $150.0 million domestic revolving loan outstanding that bears interest at variable interest rates. We also have a $87.0 million domestic term loan with an interest rate based on either the Prime Rate or the Eurocurrency Rate. The effective interest rate that the lenders will charge us under the term loan will vary depending upon our financial condition. At August 26, 2001, ACT Manufacturing Thailand had credit facilities, substantially all of which were denominated in U.S. dollars, aggregating $57.4 million, which bore interest at variable rates. ACT Manufacturing France also has an approximately $16.0 million revolving credit facility which bears interest at variable rates based on the rates in the Eurocurrency market. Our exposure related to adverse movements in interest rates is primarily derived from the variable rate on our revolving and term loans and other credit facilities. At September 30, 2001, $75.0 million of the outstanding balance on the domestic revolving loan carried an interest rate of 6.13% and $17.8 million carried an interest rate of 7.50%. At September 30, 2001, the outstanding balance under the domestic term loan was $87.0 million, which was at an interest rate of 8.44%. At August 26, 2001, $31.4 million was outstanding under the ACT Manufacturing Thailand credit facilities at interest rates ranging from 6.25% to 8.00%. At September 30, 2001, approximately $7.6 million was outstanding under the ACT Manufacturing France credit facilities at an interest rate of 4.90%. An adverse change of one percent in the interest rate would cause a change in interest expense of approximately $1.4 million on an annual basis based on balances outstanding at the end of the third quarter of 2001.

On June 29, 2001, the Company entered into an interest rate swap agreement with JP Morgan Chase in order to eliminate interest rate risk on the term loan portion of the Credit Agreement. The contract, which has a termination date of June 29, 2005, stipulates that the notional swap amount will decrease as principal payments are made to the term loan as prescribed by the Credit Agreement. The Company will pay the bank counterparty a fixed interest rate of 4.94% for the duration of the contract; in return, the Company will receive the three month LIBOR rate. This rate will reset on a quarterly basis to the published three month LIBOR rate. The three month LIBOR rate on September 30, 2001 was 2.59%. As of September 30, 2001, the Company recorded a net unrealized loss of $1.4 million to AOCI in the balance sheet representing the fair value of the interest rate swap agreement.

Substantially all of the business of our Mexico and Thailand operations are conducted in U.S. dollar denominated transactions and accordingly the functional currency is the U.S. Dollar. The functional currency of ACT Manufacturing France is the French franc, although some of that business is conducted in Euro and other currencies. The functional currency of our operations in Ireland is the Irish punt and in England is the pound sterling, however, these operations do not represent a significant portion of our net sales and expenses. Expenses for our French, Irish and English operations are also paid in French francs and Euros, Irish punts and pounds sterling, respectively. Although the functional currency of our foreign operations, other than France, Ireland and England, is the U.S. dollar, some of the expenses of our Thailand and Mexico operations are denominated in Thai baht and Mexican pesos, respectively. We also operate international purchasing offices in Singapore and Taiwan, where expenses are paid in Singapore and Taiwan dollars, respectively. Our statement of operations will be impacted by fluctuations in exchange rates that affect expenses paid in local currencies.

ACT Manufacturing France uses foreign exchange and option contracts to hedge certain foreign currency denominated inventory purchase commitments and firmly committed foreign currency revenues. Contracts are for periods consistent with the terms of the underlying transaction, generally one to four months.

SFAS No. 107 requires disclosure about fair value of financial instruments. Financial instruments consist of cash equivalents, accounts and notes receivable, accounts payable and certain other short-term liabilities, and current and long-term debt obligations. The fair value of these financial instruments approximates their carrying amount, except for the 7% convertible subordinated notes, at September 30, 2001. The fair market value of the convertible subordinated notes was $26.5 million with a carrying amount of $100.0 million at September 30, 2001.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

10.1 Employment Agreement dated as of August 8, 2001 between the Company and Narendra "Pat" Pathipati.

10.2 Limited Waiver of Credit Agreement dated November 9, 2001 among the Company, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston, as Syndication Agent, Societe General, as Documentation Agent, and the several lenders and other financial institutions or entities from time to time party thereto.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the three-month period ending September 30, 2001.

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2001                   ACT MANUFACTURING, INC.

                                    /s/ Narendra Pathipati
                                    ----------------------------------
                                    Narendra Pathipati,
                                    Executive Vice President and Chief
                                    Financial Officer

                    ACT MANUFACTURING, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------

10.1 Employment Agreement dated as of August 8, 2001 between the Company and Narendra "Pat" Pathipati.

10.2 Limited Waiver to Credit Agreement dated November 9, 2001, among the Company, The Chase Manhattan Bank, as Administrative Agent, Credit Suisse First Boston, as Syndication Agent, Societe General, as Documentation Agent, and the several lenders and other financial institutions or entities from time to time party thereto.